Form 10-Q
period 1995-09-30
CARLYLE INCOME PLUS LP II
filed 1995-11-14
CIK 827086

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q



          Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended September 30, 1995  Commission file #0-17705




                 CARLYLE INCOME PLUS, L.P.-II
    (Exact name of registrant as specified in its charter)





          Illinois              36-3555432
(State of organization)    (I.R.S. Employer Identification No.)




900 N. Michigan Ave., Chicago, Illinois           60611
(Address of principal executive office)        (Zip Code)




Registrant's telephone number, including area code  312-915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .        3


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . .        14



PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .        18


Item 6.  Exhibits and Reports on Form 8-K. . . . . .        19







PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                          (UNAUDITED)


                                            ASSETS
                                            ------
                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                     1995         1994
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . .   $  4,689,905    2,024,097
  Short-term investments (note 1). . . . . . . . . . . . . . .          --       2,109,006
  Interest, rents and other receivables. . . . . . . . . . . .         22,552       43,467
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         19,176       12,073
                                                                 ------------ ------------
          Total current assets . . . . . . . . . . . . . . . .      4,731,633    4,188,643
                                                                 ------------ ------------

Investment property, at cost (note 2(c)):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,586,545    4,586,545
  Buildings and improvements . . . . . . . . . . . . . . . . .     16,765,386   16,672,244
                                                                 ------------ ------------

                                                                   21,351,931   21,258,789
          Less accumulated depreciation. . . . . . . . . . . .      3,799,755    3,364,658
                                                                 ------------ ------------
          Total investment property,
            net of accumulated depreciation. . . . . . . . . .     17,552,176   17,894,131
                                                                 ------------ ------------

Investment in unconsolidated affiliated corporation,
  at equity (notes 1, 2(d) and 4(b)) . . . . . . . . . . . . .     24,187,096   24,799,536
Investment in unconsolidated venture (notes 2(b) and 4(a)) . .      3,951,390    5,747,537
                                                                 ------------ ------------
                                                                 $ 50,422,295   52,629,847
                                                                 ============ ============

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED


                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                     1995         1994
                                                                -------------  -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .   $    130,362       86,728
  Amounts due to affiliates (note 3) . . . . . . . . . . . . .          1,872       14,953
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .         67,438       10,900
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .         84,949        --
                                                                 ------------ ------------
          Total current liabilities. . . . . . . . . . . . . .        284,621      112,581
                                                                 ------------ ------------
Tenant security deposits . . . . . . . . . . . . . . . . . . .        109,046      111,900
                                                                 ------------ ------------
Commitments and contingencies (note 2)

          Total liabilities. . . . . . . . . . . . . . . . . .        393,667      224,481
                                                                 ------------ ------------
Venture partner's subordinated equity in venture . . . . . . .      5,490,936    5,559,836
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .         25,000       25,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . .        411,820      418,968
    Cumulative cash distributions. . . . . . . . . . . . . . .       (689,849)    (581,606)
                                                                 ------------ ------------
                                                                     (253,029)    (137,638)
                                                                 ------------ ------------
  Limited partners (64,269.53 interests):
    Capital contributions, net of offering costs
      and purchase discounts . . . . . . . . . . . . . . . . .     55,256,131   55,256,131
    Cumulative net earnings. . . . . . . . . . . . . . . . . .      6,321,266    6,457,088
    Cumulative cash distributions. . . . . . . . . . . . . . .    (16,786,676) (14,730,051)
                                                                 ------------ ------------
                                                                   44,790,721   46,983,168
                                                                 ------------ ------------
          Total partners' capital accounts . . . . . . . . . .     44,537,692   46,845,530
                                                                 ------------ ------------
                                                                 $ 50,422,295   52,629,847
                                                                 ============ ============

                 See accompanying notes to consolidated financial statements.

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                          (UNAUDITED)
                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         ----------------------------------------------------
                                               1995         1994        1995         1994
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $   826,742      789,318   2,448,050    2,403,586
  Interest income. . . . . . . . . . . . .      66,178       41,591     180,064      103,842
                                           -----------   ---------- -----------   ----------
                                               892,920      830,909   2,628,114    2,507,428
                                           -----------   ---------- -----------   ----------
Expenses:
  Depreciation . . . . . . . . . . . . . .     148,781      142,432     435,097      521,034
  Property operating expenses. . . . . . .     378,636      373,512   1,196,731    1,188,144
  Professional services. . . . . . . . . .       --           4,500      58,500       64,325
  General and administrative . . . . . . .      75,217       17,679     134,876       69,638
  Provision for value impairment
    (notes 1 and 2(c)) . . . . . . . . . .       --       7,572,479       --       7,572,479
                                           -----------   ---------- -----------   ----------
                                               602,634    8,110,602   1,825,204    9,415,620
                                           -----------   ---------- -----------   ----------
          Operating earnings (loss). . . .     290,286   (7,279,693)    802,910   (6,908,192)
Partnership's share of earnings of
  unconsolidated affiliated corporation
  (notes 2(d) and 4(b)). . . . . . . . . .     299,347      352,235     856,867    1,068,703
Partnership's share of operations of
  unconsolidated venture (notes 2(b) and 4(a))(1,700,987)    63,786  (1,546,147)     187,694
Venture partner's share of venture's operations(94,308)   2,261,870    (256,600)   2,121,032
                                           -----------   ---------- -----------   ----------
          Net loss . . . . . . . . . . . . $(1,205,662)  (4,601,802)   (142,970)  (3,530,763)
                                           ===========   ========== ===========   ==========
          Net loss per limited
          partnership interest (note 1). . $    (17.82)      (68.02)      (2.11)      (52.19)
                                           ===========   ========== ===========   ==========
          Cash distributions per limited
            partnership interest (note 1). $      8.00         8.00       32.00        24.00
                                           ===========   ========== ===========   ==========

                 See accompanying notes to consolidated financial statements.

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                          (UNAUDITED)
                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .$   (142,970)   (3,530,763)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     435,097       521,034
    Partnership's share of earnings of unconsolidated
      affiliated corporation, net of dividends . . . . . . . . . .     612,440       215,297
    Partnership's share of operations of unconsolidated
      venture, net of distributions. . . . . . . . . . . . . . . .   1,546,147       137,306
    Venture partner's share of venture operations  . . . . . . . .     256,600    (2,121,032)
    Provision for value impairment . . . . . . . . . . . . . . . .       --        7,572,479
Changes in:
  Interest, rents and other receivables. . . . . . . . . . . . . .      20,915         2,364
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .      (7,103)       (5,983)
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      43,634        (2,294)
  Amounts due to affiliates. . . . . . . . . . . . . . . . . . . .     (13,081)      (33,628)
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . .      56,538        49,422
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . .      84,949        65,225
  Tenant security deposits . . . . . . . . . . . . . . . . . . . .      (2,854)       (2,743)
                                                                  ------------   -----------
          Net cash provided by operating activities. . . . . . . .   2,890,312     2,866,684
                                                                  ------------   -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . .   2,109,006     1,141,953
  Additions to investment properties . . . . . . . . . . . . . . .     (93,142)     (265,487)
  Partnership's distributions from unconsolidated venture. . . . .     250,000         --
                                                                  ------------   -----------
          Net cash provided by investing activities. . . . . . . .   2,265,864       876,466
                                                                  ------------   -----------
Cash flows from financing activities:
  Distributions to venture partner . . . . . . . . . . . . . . . .    (325,500)   (1,069,500)
  Distributions to limited partners. . . . . . . . . . . . . . . .  (2,056,625)   (1,542,469)
  Distributions to general partners. . . . . . . . . . . . . . . .    (108,243)      (81,183)
                                                                  ------------   -----------
          Net cash used in financing activities. . . . . . . . . .  (2,490,368)   (2,693,152)
                                                                  ------------   -----------

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                      1995           1994
                                                                  ------------   -----------

          Net increase in cash and cash equivalents. . . . . . . .   2,665,808     1,049,998
          Cash and cash equivalents, beginning of year . . . . . .   2,024,097       267,409
                                                                  ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . .$  4,689,905     1,317,407
                                                                  ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$      --            --
                                                                  ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . .$      --            --
                                                                  ============   ===========

























                 See accompanying notes to consolidated financial statements.

                 CARLYLE INCOME PLUS, L.P.-II
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1995 AND 1994

                          (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture, CIP/Ashby Partners ("CIP/Ashby") (note 2(c)). The effect of all transactions between the Partnership and the consolidated venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in JMB/Landings Associates ("JMB/Landings") (note 2(b)), and 1225 Investment Corporation ("1225 Connecticut Avenue, N.W.") (note 2(d)). Accordingly, the accompanying consolidated financial statements do not include the accounts of JMB/Landings, or of 1225 Connecticut Avenue, N.W.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above.

Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the nine months ended September 30, 1995 and 1994 is summarized as follows:

                        1995                  1994
             -----------------------  --------------------
                GAAP BASIS  TAX BASIS  GAAP BASIS  TAX BASIS
                ----------  ---------  ----------  ---------
Net earnings
 (loss). . . . . $(142,970) 2,092,031  (3,530,763) 1,915,975
Net earnings
 (loss) per
 limited
 partnership
 interest. . . . $   (2.11)     30.92      (52.19)     28.32
                 =========  =========   =========  =========

     The net earnings (loss) per limited partnership interest ("Interest") is based upon the number of Interests outstanding at the end of each period (64,269.53).

     At September 30, 1994, the CIP/Ashby Partners joint venture had substantially completed a significant (approximately $3,400,000) renovation project. At such time, the venture assessed its recoverable value against its revised carrying costs and revised estimated holding period. Based on these assessments and due to the uncertainty relating to CIP/Ashby Partners joint venture's ability to recover the net carrying value of the Ashby at McLean Apartments investment property through future operations or sale, the CIP/Ashby Partners joint venture, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for

                 CARLYLE INCOME PLUS, L.P.-II
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


value impairment at September 30, 1994 in the amount of $7,572,479 (of which the Partnership's share was $5,225,011). Such provision was recorded to reduce the net basis of the investment property to its then estimated recoverable value.

     In response to the uncertainty relating to the JMB/Landings Associates joint venture's ability to recover the net carrying value of The Landings Shopping Center investment property through future operations or sale, as the joint venture has shortened its intended holding period for this investment property to not later than 1999, the JMB/Landings Associates joint venture, as a matter of prudent accounting practice and for financial reporting purposes, has recorded a provision for value impairment at September 30, 1995 in the amount of $3,500,000 (of which the Partnership's share was $1,750,000). Such provision was recorded to reduce the net basis of the investment property to its then estimated recoverable value.

     Partnership distributions or dividends from unconsolidated investments are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($4,287,120 and $2,024,097 at September 30, 1995 and December 31, 1994, respectively) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.


(2)  INVESTMENTS

     (a)  General

     The Partnership has acquired, either by purchase of stock or through joint ventures, interests in one apartment building, one shopping center and one office building, all of which are operating at September 30, 1995. Under certain circumstances, the Partnership may be required to make cash contributions to the ventures either pursuant to the venture agreements or due to the Partnership's obligations as a general partner. The cost of The Ashby investment property represents the total cost to the Partnership, including certain acquisition costs (see note 2(c)).

     (b)  JMB/Landings

     In August 1988, the Partnership, through JMB/Landings, a joint venture partnership with Carlyle Income Plus, Ltd. ("CIP-I"), another partnership sponsored by the General Partners of the Partnership, acquired a 50% interest in a shopping center located in Sarasota, Florida and known as The Landings Shopping Center. The Partnership contributed ($6,550,000) to JMB/Landings for its 50% interest. The terms of the JMB/Landings partnership agreement provide generally that annual cash flow, sale proceeds and tax items will be distributed or allocated based on the capital contributions made by each partner. Distributions and allocations to date have been made (and any obligations to make additional capital contributions will be made) 50% to the Partnership.

                 CARLYLE INCOME PLUS, L.P.-II
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The JMB/Landings Associates joint venture, for financial reporting purposes, has recorded a provision for value impairment at September 30, 1995 in the amount of $3,500,000 (of which the Partnership's share was $1,750,000). Reference is made to note 1.

     An affiliate of the General Partners of the Partnership manages the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the nine months ended September 30, 1995 and 1994 aggregated $34,354 and $34,366, respectively.

     (c)  CIP/Ashby

     In February 1990, the Partnership, through CIP/Ashby, a joint venture partnership with CIP-I, acquired a 69% interest in an apartment building located in McLean, Virginia and known as The Ashby at McLean Apartments ("The Ashby"). The apartment building has 250 units, commercial space and related parking facilities.

     CIP/Ashby purchased The Ashby for a purchase price of $25,327,132, which was paid in cash at closing. In addition, the joint venture has incurred approximately $3,380,000 for certain renovations, leasing and maintenance costs, with the work related to such costs completed at December 31, 1994. The majority of these costs were contemplated at the
time of the initial acquisition of the property.   CIP/Ashby's total cash
investment in The Ashby is approximately $28,705,000, of which the Partnership's share is approximately $19,806,000.

     The terms of the CIP/Ashby partnership agreement provide generally that annual cash flow, sale proceeds and tax items will be distributed or allocated based on the capital contributions made by each partner. Distributions and allocations to date have been made (and any obligations to make additional capital contributions will be made) 69% to the Partnership.

     The CIP/Ashby Partners joint venture, for financial reporting purposes, recorded a provision for value impairment at September 30, 1994 in the amount of $7,572,479 (of which the Partnership's share was $5,225,011). Reference is made to note 1.

     (d)  1225 Connecticut Avenue, N.W.

     In May 1990, the Partnership acquired approximately 44% of the common stock of 1225 Investment Corporation. The 1225 Investment Corporation (owned jointly with affiliates of the General Partners and other unaffiliated third parties) owns an office building located in Washington, D.C., known as 1225 Connecticut Avenue, N.W.

     The 1225 Investment Corporation purchased 1225 Connecticut Avenue, N.W. office building for a purchase price of approximately $54,125,000, which included the assumption of existing indebtedness of $2,700,000. The purchase price reflects a credit of $600,000, which was intended to allow the 1225 Investment Corporation to pay certain future expenses related to the removal of asbestos from the property. As of September 30, 1995, approximately $76,000 has been spent relating to the removal of asbestos. Furthermore, the 1225 Investment Corporation has created reserves in the amount of approximately $532,000 and $1,000,000 for working capital and for certain possible capital improvements to the property, respectively. The Partnership has contributed $24,000,000 for its approximate 44% interest in

                 CARLYLE INCOME PLUS, L.P.-II
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the stock of the 1225 Investment Corporation. The 1225 Investment Corporation has qualified as a real estate investment trust ("REIT") pursuant to sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Partnership is expected to be paid approximately 44% of the 1225 Investment Corporation's dividends. The majority of such dividends will constitute taxable income to the Partnership.

     In August 1993, 1225 Investment Corporation agreed with its major financial services tenant (Ernst & Young) to extend the initial term of its existing lease from June 2000 to June 2007 at the same annual base rent, but with a slight decrease in occupancy. This lease extension would have reduced Ernst & Young's square footage from approximately 79% of the building total to approximately 65%, effective January 1, 1995. However, Ernst & Young and 1225 Investment Corporation agreed to extend the lease for the additional space which had been leased by Ernst & Young on a temporary basis and which was scheduled to expire on December 31, 1994. This extension is coterminous with the existing long-term lease in effect (as discussed above) and will keep Ernst & Young's occupancy at approximately 79% of the building until June, 2007. Also in 1994, 1225 Investment Corporation leased the building's remaining unoccupied space to another financial services company. This increased the occupancy of the building to 100%. 1225 Investment Corporation currently expects to incur approximately $5,500,000 of tenant improvement costs, lobby renovation and sprinkler system costs related to the lease extension for Ernst & Young, as well as anticipated tenant improvement costs for other tenants (approximately $4,900,000 of such costs have been incurred as of September 30, 1995). Such costs were paid in 1994 and 1995 from the approximately $1,500,000 of working capital reserves (described in the preceding paragraph) held by the 1225 Investment Corporation and from the net proceeds of approximately $5,300,000 from the January 1994 refinancing of the existing mortgage loan secured by the property. The remaining costs to be incurred in 1995 are also expected to be funded by the loan proceeds, as discussed above. The existing loan had an outstanding balance of $1,667,247 at the time of the refinancing and would have matured in March, 1998. The refinanced mortgage loan is in the amount of $7,000,000 and requires payments of interest only, at an annual interest rate of 6.98%, for a period of 7 years. The loan matures February 1, 2001.


(3)  TRANSACTIONS WITH AFFILIATES

     All of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of The Ashby at McLean Apartments and 1225 Connecticut Ave. N.W. after the sale on the same terms that existed prior to the sale.

                 CARLYLE INCOME PLUS, L.P.-II
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                   Unpaid at
                                                 September 30,
                               1995      1994        1995
                              ------   -------   -------------

Property management fees .    $  --    118,430         --
Insurance commissions. . .     2,984     2,986         --
Reimbursement (at cost)
  for other out-of-pocket
  expenses . . . . . . . .     1,561     2,800         64
                              ------   -------        ---
                              $4,545   124,216         64
                              ======   =======        ===

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership investment properties. In fiscal 1994 and for the nine months ended September 30, 1995, such costs aggregated $66,493 and $84,210, respectively, of which $1,808 was unpaid as of September 30, 1995.

     The Corporate General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(4)  UNCONSOLIDATED INVESTMENTS - SUMMARY INFORMATION

     (a)  JMB/Landings

     Summary income statement information for JMB/Landings for the nine months ended September 30, 1995 and 1994 is as follows:

                                      1995          1994
                                  -----------   ----------

          Total income . . .      $   975,791      903,286
                                  ===========   ==========
          Operating earnings
            (loss) . . . . .      $(3,092,294)     375,388
                                  ===========   ==========
          Partnership's share
            of earnings (loss)    $(1,546,147)     187,694
                                  ===========   ==========

                 CARLYLE INCOME PLUS, L.P.-II
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



     (b)  1225 Connecticut Avenue, N.W.

     Summary income statement information for 1225 Investment Corporation for the nine months ended September 30, 1995 and 1994 is as follows:

                                      1995          1994
                                   ----------   ----------

          Total income . . .       $5,108,000    5,510,506
                                   ==========   ==========
          Operating earnings       $1,968,000    2,454,532
                                   ==========   ==========
          Partnership's share
            of earnings. . .       $  856,867    1,068,703
                                   ==========   ==========


(5)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,690,000. Such funds are available for tenant and capital improvements at The Ashby investment property, distributions to partners and for other working capital requirements. The Partnership and its consolidated venture have currently budgeted in 1995 approximately $165,000 for tenant improvements and other capital expenditures (of which approximately $87,000 has been incurred at September 30, 1995). The Partnership's share of similar items for its unconsolidated venture and corporation in 1995 is currently budgeted to be approximately $730,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital (in addition to the cash and cash equivalents noted above) for such items and for both future short-term and long-term liquidity and distributions to the Limited and General Partners is expected to be from net cash generated by the Partnership's investment properties and from the sale of such investments. In such regard, reference is made to the Partnership's property specific discussions below. The General Partners do not intend to incur any additional indebtedness secured by a mortgage or otherwise, unless it is determined by the Corporate General Partner that it is in the best interests of the Holders of Interests. Also, the Partnership, based upon the annual determination of the Corporate General Partner, has included a special distribution of $8.00 per $1,000 Interest with the distribution for the fourth quarter of 1994. Therefore, the total distribution paid in February 1995 was $16.00 per $1,000 Interest.

     At September 30, 1994, the CIP/Ashby Partners joint venture had substantially completed a significant (approximately $3,400,000) renovation project. At such time, the venture assessed its recoverable value against its revised carrying costs and revised estimated holding period. Based on these assessments and due to the uncertainty relating to CIP/Ashby Partners joint venture's ability to recover the net carrying value of the Ashby at McLean Apartments investment property through future operations or sale, the CIP/Ashby Partners joint venture, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment at September 30, 1994 in the amount of $7,572,479 (of which the Partnership's share was $5,225,011.) Such provision was recorded to reduce the net basis of the investment property to its then estimated recoverable value. Additionally, two apartment complexes (one to contain 624 units, the other 600 units) are being developed in the sub-market. These new properties are expected to compete directly with The Ashby upon their completion in the latter part of 1996, which could adversely affect future cash flow. The Ashby is 98% occupied at September 30, 1995.

     In August 1993, 1225 Investment Corporation agreed with its major financial services tenant (Ernst & Young) to extend the initial term of its existing lease from June 2000 to June 2007 at the same annual base rent, but with a slight decrease in occupancy. This lease extension would have reduced Ernst & Young's square footage from approximately 79% of the total building to approximately 65%, effective January 1, 1995. However, Ernst & Young and 1225 Investment Corporation agreed to extend the lease for the additional space which had been leased by Ernst & Young on a temporary basis and which was scheduled to expire on December 31, 1994. This extension is coterminous with the existing long-term lease in effect (as discussed above) and will keep Ernst & Young's occupancy at approximately 79% of the building until June, 2007. Also in 1994, 1225 Investment Corporation leased the building's remaining unoccupied space to another financial services company. This increased the occupancy of the building to 100%. 1225 Investment Corporation currently expects to incur approximately $5,500,000 of tenant improvement costs, lobby renovation and sprinkler system costs related to the lease extension for Ernst & Young, as well as anticipated tenant improvement costs for other tenants (approximately $4,900,000 of such costs have been incurred at September 30, 1995). Such costs were paid in 1994 and 1995 from the approximately $1,500,000 of working capital reserves held by the 1225 Investment Corporation and from the net proceeds of approximately $5,300,000 from the January 1994 refinancing of the existing mortgage loan secured by the property. The remaining costs to be incurred in 1995 are also expected to be funded by the loan proceeds, as discussed above, and these costs have been included in the budget amounts described above. The existing loan had an outstanding balance of $1,667,247 at the time of refinancing and would have matured in March, 1998. The refinanced mortgage loan is in the amount of $7,000,000 and requires payments of interest only, at an annual interest rate of 6.98%, for a period of 7 years. The loan matures February 1, 2001.

     In response to the uncertainty relating to the JMB/Landings Associates joint venture's ability to recover the net carrying value of The Landings Shopping Center investment property through future operations or sale, as the joint venture has shortened its intended holding period for this investment property to not later than 1999, the JMB/Landings Associates joint venture, as a matter of prudent accounting practice and for financial reporting purposes, has recorded a provision for value impairment at September 30, 1995 in the amount of $3,500,000 (of which the Partnership's share was $1,750,000). Such provision was recorded to reduce the net basis of the investment property to its then estimated recoverable value. At The Landing's Shopping Center, the Partnership negotiated a three-year lease renewal with a tenant occupying approximately 9,211 square feet (10%) of the leasable space at the property and whose prior lease expired May 31, 1995. Occupancy at the property decreased to 88% at September 30, 1995, from 91% at June 30, 1995, primarily as a result of the vacating by a tenant occupying approximately 2,200 square feet. However, the Partnership has negotiated a five-year lease with a tenant which will occupy 6,167 square feet (approximately 6.5%) of the leasable space at the property.

     There are certain risks associated with the Partnership's investments made through joint ventures, including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited. In an effort to reduce Partnership operating expenses, the Partnership has elected to make semiannual rather than quarterly distributions of operating cash flow beginning in November 1995. After reviewing the Partnership's properties and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate these assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold in the nearer term), barring unforeseen economic developments.
RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the decrease in short-term investments at September 30, 1995 as compared to December 31, 1994 is due primarily to a portion of the Partnership's investments in U.S. Government obligations being classified as short-term investments at December 31, 1994 and all of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at September 30, 1995. Reference is made to Note 1.

     The decrease in interest, rents and other receivables at September 30, 1995 as compared to December 31, 1994 is attributable primarily to a decrease in interest receivable on the Partnership's short-term investments at September 30, 1995, due to the timing of purchases of such investments.

     The increase in prepaid expenses at September 30, 1995 as compared to December 31, 1994 is due primarily to the terms of the property insurance premiums (which cover the period June 1995 through May 1996) for the Ashby at McLean Apartments.

     The decreases in investment in unconsolidated venture at September 30, 1995 as compared to December 31, 1994 and in Partnership's share of operations of unconsolidated venture for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 are attributable primarily to the Partnership's share of the provision for value impairment recorded by JMB/Landings at September 30, 1995. Reference is made to Notes 1 and 2(b).

     The increase in accounts payable at September 30, 1995 as compared to December 31, 1994 is due primarily to the timing of payments of operating expenses at the Ashby at McLean Apartments.

     The decrease in amounts due to affiliates at September 30, 1995 as compared to December 31, 1994 is due primarily to the payment in 1995 of certain previously unpaid 1994 reimbursable costs to affiliates of the General Partners.

     The increase in unearned rents at September 30, 1995 as compared to December 31, 1994 is due primarily to the timing of rental collections at the Ashby at McLean Apartments.

     The increase in accrued real estate taxes at September 30, 1995 as compared to December 31, 1994 is due primarily to the 1995 real estate tax accrual for three months at the Ashby at McLean Apartments. Such accrual is due to the real estate tax payments (due semiannually) in the jurisdiction in which the property operates.

     The increases in rental income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are attributable primarily to higher effective rents at The Ashby due to rental increases implemented during the three months ended September 30, 1995.

     The increases in interest income for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 are due primarily to higher average balances in 1995 in the Partnership's and its consolidated venture's short-term investments and the related increase in interest earned.

     The decrease in depreciation expense for the nine months ended September 30, 1995, as compared to the same period in 1994 is due primarily to the provision for value impairment of $7,572,479 which was recorded at September 30, 1994 relating to The Ashby at McLean Apartments (Notes 1 and 2(c)).
     Property operating expenses for the three and nine months ended September 30, 1995 remained comparable with those for the same periods in 1994, as 1995 decreases in advertising and in real estate tax expense, which resulted from a real estate tax refund of the prior year's tax recognized during the three months ended September 30, 1995, at The Ashby were substantially offset by increases in security and certain administrative expenses in 1995.

     The increases in general and administrative expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 3.

     The provision for value impairment in the amount of $7,572,459 for the three and nine months ended September 30, 1994 was recorded due to the uncertainty of the CIP/Ashby Partners joint venture's ability to recover the net carrying value of the Ashby at McLean Apartments. Reference is made to Notes 1 and 2(c).

     The decreases in the Partnership's share of earnings of unconsolidated corporation for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 are due primarily to the 1225 Connecticut Avenue, N.W. office building's increased debt service interest payments associated with the refinanced mortgage loan, lower net effective rents due to Ernst & Young's lease renewals in 1993 and 1994 which extended the terms of the lease to the year 2007, and increased depreciation expense related to the capitalization of tenant improvements, lobby renovation and sprinkler systems costs related to the lease extensions. Reference is made to Note 2(d).

     The changes in venture partner's share of venture's operations for the three and nine months ended September 30, 1995 as compared to the year-ago periods are due primarily to the venture partner's share of the provision for value impairment recorded by CIP/Ashby at September 30, 1994 and to a decrease in depreciation expense recorded at the Ashby at McLean Apartments in 1995 as a result of the abovementioned value impairment.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                      OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                   1994                         1995
                                                      --------------------------------------------------------------
                                                            At     At     At      At     At     At      At     At
                                                           3/31   6/30   9/30   12/31   3/31   6/30    9/30  12/31
                                                           ----   ----   ----   -----   ----   ----   -----  -----
1.  The Landings Shopping Center
      Sarasota, Florida. . . . . . . . . . . . . . .        90%    87%    91%     92%    93%    91%     88%

2.  The Ashby at McLean Apartments
      McLean, Virginia . . . . . . . . . . . . . . .        98%    97%    97%     96%    97%    97%     98%

3.  1225 Connecticut Avenue, N.W.
      Washington, D.C. . . . . . . . . . . . . . . .        95%    93%    97%    100%   100%   100%    100%




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits.

         4.1 Assignment Agreement, incorporated by reference to Exhibit B to the Partnership's Prospectus

         10.1-  *Material Contracts
         10.10

         10.11 Closing statement dated January 28, 1994 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., are herein incorporated by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

         10.12 Secured promissory note dated January 28, 1994 in the amount of $6,500,000 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., are herein incorporated by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

         10.13 Secured promissory note dated January 28, 1994 in the amount of $500,000 relating to the refinancing by 1225 Investment
Corporation which owns 1225 Connecticut Avenue in Washington, D.C., are herein incorporated by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

         27.    Financial Data Schedule

   (b) No reports on Form 8-K have been filed for the quarter covered by this report.

--------------------

   * Previously filed as exhibits to the Partnership's Registration Statement (as amended) on Form S-11 (File No. 33-194463) to the Securities Act of 1933.

                          SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              CARLYLE INCOME PLUS, L.P.-II

              BY:  JMB Realty Corporation
                   (Corporate General Partner)




                        GAILEN J. HULL
                   By:  Gailen J. Hull, Senior Vice President
                   Date:November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.





                        GAILEN J. HULL
                        Gailen J. Hull,
                        Principal Accounting Officer
                   Date:November 9, 1995