Form 10-Q/A
period 1995-09-30
CARLYLE INCOME PLUS LP II
filed 1995-11-27
CIK 827086

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549


                                      FORM 10Q/A

                                    AMENDMENT NO. 1


                   Filed pursuant to Section 12, 13, or 15(d) of the
                            Securities Exchange Act of 1934



                            CARLYLE INCOME PLUS, L.P. - II
                 -----------------------------------------------------
                (Exact name of registrant as specified in its charter)



                                                 IRS Employer Identification
Commission File No. 0-17705                             No. 36-3555432




     The undersigned registrant hereby amends the following sections of its Report for September 30, 1995 on Form 10-Q as set forth in the pages attached hereto:


                             ITEM 1.  FINANCIAL STATEMENTS

                                     Pages 3 to 13


                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Pages 14 to 17



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CARLYLE INCOME PLUS, L.P. - II

                           By:    JMB Realty Corporation
                                  Corporate General Partner




                                  By:   _____________________________________
                                        Gailen J. Hull, Senior Vice President
                                        and Principal Accounting Officer




Dated:  November 20, 1995

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

                                                            (UNAUDITED)


                                                              ASSETS
                                                              ------
                                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                                  1995               1994
                                                                                             -------------        -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . . . . . . . . .         $  4,689,905          2,024,097
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . .                --             2,109,006
  Interest, rents and other receivables . . . . . . . . . . . . . . . . . . . . . . .               22,552             43,467
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               19,176             12,073
                                                                                              ------------       ------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,731,633          4,188,643
                                                                                              ------------       ------------

Investment property, at cost (note 2(c)):
  Land . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,586,545          4,586,545
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,765,386         16,672,244
                                                                                              ------------       ------------

                                                                                                21,351,931         21,258,789
          Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . .            3,799,755          3,364,658
                                                                                              ------------       ------------
          Total investment property,
            net of accumulated depreciation . . . . . . . . . . . . . . . . . . . . .           17,552,176         17,894,131
                                                                                              ------------       ------------

Investment in unconsolidated affiliated corporation,
  at equity (notes 1, 2(d) and 4(b)). . . . . . . . . . . . . . . . . . . . . . . . .           24,187,096         24,799,536
Investment in unconsolidated venture (notes 2(b) and 4(a)). . . . . . . . . . . . . .            3,951,390          5,747,537
                                                                                              ------------       ------------
                                                                                              $ 50,422,295         52,629,847
                                                                                              ============       ============

                                                   CARLYLE INCOME PLUS, L.P.-II
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                              CONSOLIDATED BALANCE SHEETS - CONTINUED


                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                       -----------------------------------------------------

                                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                                  1995               1994
                                                                                             -------------        -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    130,362             86,728
  Amounts due to affiliates (note 3). . . . . . . . . . . . . . . . . . . . . . . . .                1,872             14,953
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               67,438             10,900
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               84,949              --
                                                                                              ------------       ------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .              284,621            112,581
                                                                                              ------------       ------------
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              109,046            111,900
                                                                                              ------------       ------------
Commitments and contingencies (note 2)

          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              393,667            224,481
                                                                                              ------------       ------------
Venture partner's subordinated equity in venture. . . . . . . . . . . . . . . . . . .            5,490,936          5,559,836
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               25,000             25,000
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              411,820            418,968
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . .             (689,849)          (581,606)
                                                                                              ------------       ------------
                                                                                                  (253,029)          (137,638)
                                                                                              ------------       ------------
  Limited partners (64,269.53 interests):
    Capital contributions, net of offering costs
      and purchase discounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           55,256,131         55,256,131
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,321,266          6,457,088
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . .          (16,786,676)       (14,730,051)
                                                                                              ------------       ------------
                                                                                                44,790,721         46,983,168
                                                                                              ------------       ------------
          Total partners' capital accounts. . . . . . . . . . . . . . . . . . . . . .           44,537,692         46,845,530
                                                                                              ------------       ------------
                                                                                              $ 50,422,295         52,629,847
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

                                                   CARLYLE INCOME PLUS, L.P.-II
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURE

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                                            (UNAUDITED)
                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30                       SEPTEMBER 30
                                                                  --------------------------        --------------------------
                                                                    1995             1994             1995             1994
                                                                -----------       ----------      -----------       ----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . .     $   826,742          789,318        2,448,050        2,403,586
  Interest income . . . . . . . . . . . . . . . . . . . . .          66,178           41,591          180,064          103,842
                                                                -----------       ----------      -----------       ----------
                                                                    892,920          830,909        2,628,114        2,507,428
                                                                -----------       ----------      -----------       ----------
Expenses:
  Depreciation. . . . . . . . . . . . . . . . . . . . . . .         148,781          142,432          435,097          521,034
  Property operating expenses . . . . . . . . . . . . . . .         378,636          373,512        1,196,731        1,188,144
  Professional services . . . . . . . . . . . . . . . . . .           --               4,500           58,500           64,325
  General and administrative. . . . . . . . . . . . . . . .          75,217           17,679          134,876           69,638
  Provision for value impairment
    (notes 1 and 2(c)). . . . . . . . . . . . . . . . . . .           --           7,572,479            --           7,572,479
                                                                -----------       ----------      -----------       ----------
                                                                    602,634        8,110,602        1,825,204        9,415,620
                                                                -----------       ----------      -----------       ----------
          Operating earnings (loss) . . . . . . . . . . . .         290,286       (7,279,693)         802,910       (6,908,192)
Partnership's share of earnings of
  unconsolidated affiliated corporation
  (notes 2(d) and 4(b)) . . . . . . . . . . . . . . . . . .         299,347          352,235          856,867        1,068,703
Partnership's share of operations of
  unconsolidated venture (notes 2(b) and 4(a)). . . . . . .      (1,700,987)          63,786       (1,546,147)         187,694
Venture partner's share of venture's operations . . . . . .         (94,308)       2,261,870         (256,600)       2,121,032
                                                                -----------       ----------      -----------       ----------
          Net loss. . . . . . . . . . . . . . . . . . . . .     $(1,205,662)      (4,601,802)        (142,970)      (3,530,763)
                                                                ===========       ==========      ===========       ==========
          Net loss per limited
          partnership interest (note 1) . . . . . . . . . .     $    (17.82)          (68.02)           (2.11)          (52.19)
                                                                ===========       ==========      ===========       ==========
          Cash distributions per limited
            partnership interest (note 1) . . . . . . . . .     $      8.00             8.00            32.00            24.00
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

                                                   CARLYLE INCOME PLUS, L.P.-II
                                                      (A LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                            (UNAUDITED)
                                                                                                    1995               1994
                                                                                                ------------       -----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (142,970)       (3,530,763)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          435,097           521,034
    Partnership's share of earnings of unconsolidated
      affiliated corporation, net of dividends. . . . . . . . . . . . . . . . . . . . . . .          612,440           215,297
    Partnership's share of operations of unconsolidated
      venture, net of distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,546,147           137,306
    Venture partner's share of venture operations . . . . . . . . . . . . . . . . . . . . .          256,600        (2,121,032)
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --            7,572,479
Changes in:
  Interest, rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . . . .           20,915             2,364
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (7,103)           (5,983)
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           43,634            (2,294)
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (13,081)          (33,628)
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           56,538            49,422
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           84,949            65,225
  Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,854)           (2,743)
                                                                                                ------------       -----------
          Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . .        2,890,312         2,866,684
                                                                                                ------------       -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments. . . . . . . . . . . . . . . . . . . .        2,109,006         1,141,953
  Additions to investment properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (93,142)         (265,487)
  Partnership's distributions from unconsolidated venture . . . . . . . . . . . . . . . . .          250,000             --
                                                                                                ------------       -----------
          Net cash provided by investing activities . . . . . . . . . . . . . . . . . . . .        2,265,864           876,466
                                                                                                ------------       -----------
Cash flows from financing activities:
  Distributions to venture partner. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (325,500)       (1,069,500)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,056,625)       (1,542,469)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (108,243)          (81,183)
                                                                                                ------------       -----------
          Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . .       (2,490,368)       (2,693,152)
                                                                                                ------------       -----------
                                                   CARLYLE INCOME PLUS, L.P.-II
                                                      (A LIMITED PARTNERSHIP)
                                                      AND CONSOLIDATED VENTURE

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                                    1995               1994
                                                                                                ------------       -----------

          Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .        2,665,808         1,049,998
          Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . . . . .        2,024,097           267,409
                                                                                                ------------       -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . .     $  4,689,905         1,317,407
                                                                                                ============       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . . .     $      --                --
                                                                                                ============       ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . . . . . . . . .     $      --                --
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

Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the nine months ended September 30, 1995 and 1994 is summarized as follows:

                                       1995                          1994
                            -----------------------     ----------------------
                          GAAP BASIS      TAX BASIS     GAAP BASIS      TAX BASIS
                          ----------      ---------     ----------      ---------
Net earnings
 (loss) . . . . . . . .    $(142,970)     2,092,031     (3,530,763)     1,915,975
Net earnings
 (loss) per
 limited
 partnership
 interest . . . . . . .    $   (2.11)         30.92         (52.19)         28.32
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

                             CARLYLE INCOME PLUS, L.P.-II
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Earlier in the year, the Partnership negotiated a three-year lease renewal (through May 31, 1998) with a tenant occupying 9,211 square feet (approximately 10%) of the owned leasable space at The Landings Shopping Center. In July 1995, this tenant's parent company filed for Chapter 11 bankruptcy protection. As of the date of this report, this tenant is approximately $40,000 in arrears with respect to its lease obligations.
The Partnership is currently negotiating a possible restructuring of this tenant's lease. Additionally, the Partnership is pursuing potential replacement tenants for this space. Occupancy at the property decreased to 88% at September 30, 1995, from 91% at June 30, 1995, primarily as a result of the vacating by a tenant occupying approximately 2,200 square feet. However, the Partnership has negotiated a five-year lease with a tenant which will occupy 6,167 square feet (approximately 6.5%) of the leasable space at the property. The JMB/Landings Associates joint venture, for financial reporting purposes, has recorded a provision for value impairment at September 30, 1995 in the amount of $3,500,000 (of which the Partnership's share was $1,750,000). Reference is made to note 1. An affiliate of the General Partners of the Partnership manages the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the nine months ended September 30, 1995 and 1994 aggregated $34,354 and $34,366, respectively.

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

     The 1225 Investment Corporation purchased 1225 Connecticut Avenue, N.W. office building for a purchase price of approximately $54,125,000, which included the assumption of existing indebtedness of $2,700,000. The purchase price reflects a credit of $600,000, which was intended to allow the 1225 Investment Corporation to pay certain future expenses related to

                             CARLYLE INCOME PLUS, L.P.-II
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the removal of asbestos from the property. As of September 30, 1995, approximately $76,000 has been spent relating to the removal of asbestos. Furthermore, the 1225 Investment Corporation has created reserves in the amount of approximately $532,000 and $1,000,000 for working capital and for certain possible capital improvements to the property, respectively. The Partnership has contributed $24,000,000 for its approximate 44% interest in the stock of the 1225 Investment Corporation. The 1225 Investment Corporation has qualified as a real estate investment trust ("REIT") pursuant to sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Partnership is expected to be paid approximately 44% of the 1225 Investment Corporation's dividends. The majority of such dividends will constitute taxable income to the Partnership.

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

                             CARLYLE INCOME PLUS, L.P.-II
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                                          Unpaid at
                                                                        September 30,
                                             1995          1994             1995
                                            ------       -------        -------------
Property management fees. . . . . .         $  --        118,430              --
Insurance commissions . . . . . . .          2,984         2,986              --
Reimbursement (at cost)
  for other out-of-pocket
  expenses. . . . . . . . . . . . .          1,561         2,800              64
                                            ------       -------             ---
                                            $4,545       124,216              64
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


(4)  UNCONSOLIDATED INVESTMENTS - SUMMARY INFORMATION

     (a)  JMB/Landings

     Summary income statement information for JMB/Landings for the nine months ended September 30, 1995 and 1994 is as follows:

                                                       1995               1994
                                                   -----------        ----------

          Total income. . . . . . . . .            $   975,791           903,286
                                                   ===========        ==========
          Operating earnings
            (loss). . . . . . . . . . .            $(3,092,294)          375,388
                                                   ===========        ==========
          Partnership's share
            of earnings (loss). . . . .            $(1,546,147)          187,694
                                                   ===========        ==========

                             CARLYLE INCOME PLUS, L.P.-II
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



     (b)  1225 Connecticut Avenue, N.W.

     Summary income statement information for 1225 Investment Corporation for the nine months ended September 30, 1995 and 1994 is as follows:

                                                       1995               1994
                                                    ----------        ----------
          Total income. . . . . . . . .             $5,108,000         5,510,506
                                                    ==========        ==========
          Operating earnings. . . . . .             $1,968,000         2,454,532
                                                    ==========        ==========
          Partnership's share
            of earnings . . . . . . . .             $  856,867         1,068,703
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

     In response to the uncertainty relating to the JMB/Landings Associates joint venture's ability to recover the net carrying value of The Landings Shopping Center investment property through future operations or sale, as the joint venture has shortened its intended holding period for this investment property to not later than 1999, the JMB/Landings Associates joint venture, as a matter of prudent accounting practice and for financial reporting purposes, has recorded a provision for value impairment at September 30, 1995 in the amount of $3,500,000 (of which the Partnership's share was $1,750,000). Such provision was recorded to reduce the net basis of the investment property to its then estimated recoverable value.
Earlier in the year, the Partnership negotiated a three-year lease renewal (through May 31, 1998) with a tenant occupying 9,211 square feet (approximately 10%) of the owned leasable space at The Landings Shopping Center. In July 1995, this tenant's parent company filed for Chapter 11 bankruptcy protection. As of the date of this report, this tenant is approximately $40,000 in arrears with respect to its lease obligations.
The Partnership is currently negotiating a possible restructuring of this tenant's lease. Additionally, the Partnership is pursuing potential replacement tenants for this space. Occupancy at the property decreased to 88% at September 30, 1995, from 91% at June 30, 1995, primarily as a result of the vacating by a tenant occupying approximately 2,200 square feet. However, the Partnership has negotiated a five-year lease with a tenant which will occupy 6,167 square feet (approximately 6.5%) of the leasable space at the property.

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