Form 10-K405
period 1995-12-31
CARLYLE INCOME PLUS LP II
filed 1996-04-01
CIK 827086

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1995            Commission file number 0-17705



                       CARLYLE INCOME PLUS, L.P. - II
           ------------------------------------------------------
           (Exact Name of registrant as specified in its charter)


        Delaware                          36-3555432
(State of organization)         (IRS Employer Identification No.)


900 N. Michigan Ave., Chicago, IL           60611
(Address of principal executive office)   (Zip Code)


Registrant's telephone number, including area code 312/915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
Title of each class                             which registered
- -------------------                           -------------------------
        None                                               None


Securities registered pursuant to Section 12(g) of the Act:

                        LIMITED PARTNERSHIP INTERESTS
                              (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None



                              TABLE OF CONTENTS


                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . . .  1

Item 2.      Properties. . . . . . . . . . . . . . . . . . . .  3

Item 3.      Legal Proceedings . . . . . . . . . . . . . . . .  5

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . . .  5


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters . . . . . . . . .  5

Item 6.      Selected Financial Data . . . . . . . . . . . . .  6

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . 11

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . . . 15

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . . . . 55


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . . . 55

Item 11.     Executive Compensation. . . . . . . . . . . . . . 58

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . . . 59

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . . . 60

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K.. . . . . . . . . . . . . 60


PART IV

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . 63







                                      i


                                   PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, Carlyle Income Plus, L.P.-II (the "Partnership"), is a limited partnership formed in December of 1987 and currently governed by the Revised Uniform Limited Partnership Act of the State of Delaware to invest in income-producing commercial and residential real property. On May 24, 1988, the Partnership commenced an offering to the public of $100,000,000 in Limited Partnership Interests ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 33-19463). A total of 64,264.53 Interests (at an offering price of $1,000 per Interest before discounts) were issued to the public between May 24, 1988 and June 18, 1990. The holders of 24,515.18 Interests were admitted to the Partnership in 1988, the holders of 31,069.80 Interests were admitted to the Partnership in 1989 and the holders of 8,679.55 Interests were admitted to the Partnership in 1990. The offering closed on April 30, 1990. No holder of Interests (hereinafter, a "Limited Partner") has made any additional capital contribution after such date. Upon admittance to the Partnership, the Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2038. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplaces in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999 (sooner if the properties are sold in the nearer term), barring any unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made the real property investments set forth in the following table:



                                                          SALE OR DISPOSITION
                                                           DATE OR IF OWNED
                                                         AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                        DATE OF      ORIGINAL INVESTED
    AND LOCATION                  SIZE       PURCHASE   CAPITAL PERCENTAGE (a)           TYPE OF OWNERSHIP
- ----------------------         ----------    --------   ----------------------         ---------------------
1.  The Landings
    Shopping Center
    Sarasota, Florida. .         94,000       8/16/88             13%                  fee ownership of land and
                                 sq.ft.                                                improvements (through a
                                 n.r.a.                                                joint venture partnership)
                                                                                       (b)
2.  Ashby at McLean
    Apartments
    McLean, Virginia
    (e). . . . . . . . .        250 units     2/28/90             38%                  fee ownership of land and
                                                                                       improvements (through a
                                                                                       joint venture partnership)
                                                                                       (c)(f)
3.  1225 Connecticut
    Avenue, N.W.
    Office Building
    Washington, D.C. . .        202,915       5/24/90             49%                  fee ownership of land and
                                 sq.ft.                                                improvements (through a
                                 g.l.a.                                                corporation) (d)(f)

- ----------

     (a)  The computation of this percentage for properties held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering described above and in Item 7.

     (b)  Reference is made to Note 2(b) for a description of the joint venture partnership through which the
Partnership has made this real property investment.

     (c)  Reference is made to Note 2(c) for a description of the joint venture partnership through which the
Partnership has made this real property investment.

     (d)  Reference is made to Note 2(d) and Note 1 of 1225 Investment Corporation for a description of the corporation through which the Partnership has made this real property investment.

     (e)  Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

     (f)  Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.




     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1995 are adequately insured.

     Reference is made to Note 4 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's consolidated property as of December 31, 1995.

     The Partnership has no employees other than personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Partnership.

     The terms of transactions between the Partnership, the General Partners of the Partnership and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owns through joint venture partnerships and a corporation, interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:



                                                                  1994                        1995
                                                        -------------------------   -------------------------
                                                        At     At      At     At     At     At     At     At
                                 Principal Business    3/31   6/30    9/30  12/31   3/31   6/30   9/30  12/31
                                 ------------------    ----   ----    ----  -----   ----   ----  -----  -----
1.  The Landings Shopping Center
      Sarasota, Florida. . . .   Retail                 90%    87%     91%    92%    93%    91%    88%    95%

2.  The Ashby at McLean
      McLean, Virginia . . . .   Residential            98%    97%     97%    96%    97%    97%    98%    96%

3.  1225 Connecticut
      Washington, D.C. . . . .   Office                 95%    93%     97%   100%   100%   100%   100%   100%

- ----------

     Reference is made to Item 6, Item 7 and Note 4 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1994 and 1995.



                                   PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 7,019 record holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor.

     There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 for a discussion of cash distributions to Limited Partners.



ITEM 6.  SELECTED FINANCIAL DATA

                                          CARLYLE INCOME PLUS, L.P. - II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                              YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                 1995           1994             1993          1992           1991
                            -------------  -------------     -----------   ------------   ------------
Total income . . . . . . .   $  3,498,456      3,366,928       3,259,899      3,231,036      3,185,607
                             ============   ============    ============   ============   ============
Operating earnings
 (loss). . . . . . . . . .   $  1,061,407     (6,678,918)        721,730        714,966        741,803
Partnership's share
 of earnings of
 unconsolidated
 corporation . . . . . . .      1,443,793      1,115,481       1,319,328      1,586,707      1,529,996
Partnership's share
 of operations of
 unconsolidated
 venture . . . . . . . . .     (1,517,118)       245,774         219,250        196,978        156,562
Venture partner's
 share of venture's
 operations. . . . . . . .       (351,434)     2,041,247        (283,530)      (265,863)      (243,738)
                             ------------   ------------    ------------   ------------   ------------

Net earnings (loss). . . .   $    636,648     (3,276,416)      1,976,778      2,232,788      2,184,623
                             ============   ============    ============   ============   ============
Net earnings (loss)
 per Interest (b). . . . .   $       9.41         (48.43)          29.22          33.00          32.29
                             ============   ============    ============   ============   ============
Total assets . . . . . . .   $ 49,373,424     52,629,847      61,350,856     61,464,441     61,584,825
                             ============   ============    ============   ============   ============
Cash distributions
 per Interest
 (c) . . . . . . . . . . .   $      56.00          32.00           32.50          40.00          40.00
                             ============   ============    ============   ============   ============



- -------------

  (a) The above summary of financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

  (b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of the period (64,269.53).

  (c) Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.




SIGNIFICANT PROPERTIES - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995



Property
- --------
1225 Connecticut
Avenue, N.W.
Office Building     a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                       GLA               Avg. Base Rent Per
                          December 31,            Occupancy Rate         Square Foot (1)
                          ------------            --------------         ------------------

                          1991 . . . . . . .         99%                       19.48
                          1992 . . . . . . .         99%                       19.78
                          1993 . . . . . . .         95%                       27.63
                          1994 . . . . . . .        100%                       33.49
                          1995 . . . . . . .        100%                       32.98

                    (1)   Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                    Base Rent   Scheduled Lease  Lease
                    b)      Significant Tenant         Square Feet  Per Annum   Expiration Date  Renewal Option
                            -------------------        -----------  ---------   ---------------  --------------
                            Ernst & Young               161,667     $5,448,800       6/2007      Yes
                            (Accounting Firm)


                    c)      The following sets forth certain information with respect to the expiration of leases for the next ten years at the
                            1225 Connecticut Avenue, N.W. Office Building.

                                                                                 Annualized         Percent of
                                              Number of         Approx. Total    Base Rent          Total 1995
                            Year Ending       Expiring          GLA of Expiring  of Expiring        Base Rent
                            December 31,      Leases (1)        Leases (1)       Leases             Expiring
                            ------------      -------------     ---------------  -----------        -----------
                            1996                     1              3,026           136,200             2.0%
                            1997                    --                 --                --               --
                            1998                    --                 --                --               --
                            1999                    --                 --                --               --
                            2000                     3             22,103           781,000            11.7%
                            2001                     1              3,026           114,600             1.7%
                            2002                     1              9,909           297,300             4.4%
                            2003                    --                 --                --               --
                            2004                    --                 --                --               --
                            2005                     1              5,263           233,300             3.5%

                    (1)  Excludes leases that expire in 1996 for which renewal leases or leases with replacement have been executed as of March 25, 1996.



Property
- --------

The Ashby at
McLean
Apartments          a)      The unit occupancy rate and average base rent per square foot as of
                            December 31 for each of the last five years were as follows:

                                                       Unit              Avg. Base Rent Per
                          December 31,            Occupancy Rate         Square Foot (1)
                          ------------            --------------         ------------------
                          1991 . . . . . . .         90%                       11.25
                          1992 . . . . . . .         97%                       10.96
                          1993 . . . . . . .         96%                       11.55
                          1994 . . . . . . .         96%                       11.79
                          1995 . . . . . . .         96%                       11.78

                    (1)   Average base rent per square foot is based on GLA occupied as of
                          December 31 of each year.

                    b)      No single tenant represents more than 10% of the total gross leasable area at the property.

                    c)      Apartment complex leases in effect at December 31, 1995 are generally for a term of one year or less and provide for aggregate annual rents of approximately $2,895,000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $3,607,000. Such funds are available for tenant and capital improvements at The Ashby investment property, contributions to its joint ventures, distributions to partners and for other working capital requirements. The Partnership and its consolidated venture have currently budgeted in 1996 approximately $350,000 for tenant improvements and other capital expenditures. The Partnership's share of similar items for its unconsolidated venture and corporation in 1996 is currently budgeted to be approximately $55,000. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital (in addition to the cash and cash equivalents noted above) for such items and for both future short-term and long-term liquidity and distributions to the Limited and General Partners is expected to be from net cash generated by the Partnership's investment properties and from the sale of such investments. In such regard, reference is made to the Partnership's property specific discussions below. The General Partners do not intend to incur any additional indebtedness secured by a mortgage or otherwise, unless it is determined by the Corporate General Partner that it is in the best interests of the Holders of Interests.

     The Ashby at McLean investment property is 96% occupied at December 31, 1995. However, two apartment complexes (one to contain 624 units, the other 600 units) are being developed in the sub-market. These new properties are expected to compete directly with The Ashby upon their projected completion and occupancy in the latter part of 1996, which could adversely affect future cash flow.

     In August 1993, 1225 Investment Corporation agreed with its major financial services tenant (Ernst & Young) to extend the initial term of its existing lease from June 2000 to June 2007 at the same annual base rent, but with a slight decrease in occupancy. This lease extension would have reduced Ernst & Young's square footage from approximately 79% of the total building to approximately 65%, effective January 1, 1995. However, during 1994 Ernst & Young and 1225 Investment Corporation agreed to extend the lease for the additional space which had been leased by Ernst & Young on a temporary basis and which was scheduled to expire on December 31, 1994. This extension is coterminous with the existing long-term lease in effect (as discussed above) and will keep Ernst & Young's occupancy at approximately 80% of the building until June, 2007. Also in 1994, 1225 Investment Corporation leased the building's remaining unoccupied space to another financial services company. This increased the occupancy of the building to 100%. 1225 Investment Corporation currently expects to incur approximately $5,500,000 of tenant improvement costs, lobby renovation and sprinkler system costs related to the lease extension for Ernst & Young, as well as anticipated tenant improvement costs for other tenants (approximately $5,300,000 of such costs have been incurred at December 31, 1995). Such costs were paid in 1994 and 1995 from the approximately $1,500,000 of working capital reserves held by the 1225 Investment Corporation and from the net proceeds of approximately $5,300,000 from the January 1994 refinancing of the existing mortgage loan secured by the property. The remaining costs to be incurred are also expected to be funded by the loan proceeds, as discussed above. The existing loan had an outstanding balance of $1,667,247 at the time of refinancing and would have matured in March, 1998. The refinanced mortgage loan is in the amount of $7,000,000 and requires payments of interest only, at an annual interest rate of 6.98%, for a period of 7 years. The loan matures February 1, 2001.

     During 1995, the Partnership negotiated a three-year lease renewal (through May 31, 1998) with a tenant occupying 9,211 square feet (approximately 10%) of the owned leasable space at The Landings Shopping Center. In July 1995, this tenant's parent company filed for Chapter 11 bankruptcy protection. In January 1996, this tenant vacated its space, at which time it was approximately $27,000 in arrears with respect to its lease obligations. The Partnership is pursuing its legal remedies concerning these arrearages, however, collection of all or any of these past-due amounts is doubtful. The Partnership is pursuing potential replacement tenants for this space. Occupancy at the property increased to 95% during 1995, up from 92% in the previous year. In addition, tenant leases representing approximately 10%, 22% and 25% of the leasable space at the property are scheduled to expire in 1996, 1997 and 1998, respectively, not all of which are expected to be renewed.

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited. In an effort to reduce Partnership operating expenses, the Partnership expects to make semiannual rather than quarterly distributions of available operating cash flow beginning in November 1995. After reviewing the Partnership's properties and marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the nearer term), barring any unforeseen economic developments.

RESULTS OF OPERATIONS

     At December 31, 1995 and 1994, the Partnership owned an interest in three operating investment properties.

     The aggregate decrease in cash and cash equivalents and short-term investments at December 31, 1995 as compared to December 31, 1994 is attributable primarily to the Partnership's election to make semiannual rather than quarterly distributions of operating cash flow beginning in November 1995. An additional decrease in cash and cash equivalents and short-term investments is attributable primarily to a special distribution of operating cash flow of $8 per Interest (for the fourth quarter of 1994) paid in February 1995 and a special distribution of $8 per Interest included in the November 1995 distribution. Such decreases were partly offset by the Partnership's receipt in 1995 of distributions of $250,000 (all of which represented a return of capital) from its unconsolidated venture, JMB/Landings and the receipt of approximately $1,960,000 of dividends from 1225 Connecticut. The decrease in short-term investments at December 31, 1995 as compared to December 31, 1994 is also attributable to the Partnership having all of its investments in U.S. Government obligations at December 31, 1995 classified as cash and cash equivalents and a portion of the Partnership's investments in U.S. Government obligations at December 31, 1994 being classified as short-term investments. Reference is made to Note 1.

     The decrease in investment in unconsolidated venture at December 31, 1995 as compared to December 31, 1994 and in Partnership's share of operations of unconsolidated venture for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is attributable primarily to the Partnership's share ($1,750,000) of the provision for value impairment recorded by JMB/Landings at September 30, 1995. Reference is made to Notes 1 and 2(b).

     The decrease in accounts payable at December 31, 1995 as compared to December 31, 1994 is due primarily to the timing of payments of operating expenses at the Ashby at McLean Apartments.

     The decrease in unearned rents at December 31, 1995 as compared to December 31, 1994 is due primarily to the timing of rental collections at the Ashby at McLean Apartments.

     The increase in rental income in 1995 as compared to 1994 is attributable primarily to higher effective rents at The Ashby due to rental increases implemented during 1995.

     The increase in interest income in 1995 as compared to 1994 is due primarily to higher average investment balances in 1995 in the Partnership's and its consolidated venture's short-term investments and the related increase in interest earned.

     The increase in interest income in 1994 as compared to 1993 is attributable primarily to higher yields in 1994 on the Partnership's and its consolidated venture's short-term investments.

     The decreases in depreciation expense in 1995 as compared to 1994 and in 1994 as compared to 1993 are due primarily to the provision for value impairment of $7,572,479 which was recorded at September 30, 1994 relating to The Ashby at McLean Apartments (Notes 1 and 2(c)).

     The increase in general and administrative expenses in 1995 as compared to 1994 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 5.

     The provision for value impairment in the amount of $7,572,459 recorded in 1994 was due to the uncertainty of the joint venture's ability to recover the net carrying value of the Ashby at McLean Apartments (Note 2(c)).

     The increase in Partnership's share of earnings of unconsolidated corporation in 1995 as compared to 1994 is due primarily to an increase in average occupancy in 1995 due to Ernst & Young's lease renewals and the corresponding increase in rental income.

     The decrease in the Partnership's share of earnings of unconsolidated corporation in 1994 as compared to 1993 is due primarily to 1225 Connecticut Avenue, N.W. office building's increased debt service interest payments associated with the refinanced mortgage loan and to lower net effective rents due to Ernst & Young's lease renewals in 1993 and 1994 which extended the terms of the lease to the year 2007.



     The increase in Partnership's share of operations of unconsolidated venture for 1994 as compared to 1993 is attributable primarily to an increase in occupancy and rental income and a decrease in real estate and other taxes and repairs and maintenance in 1994 at The Landings Shopping Center.

     The changes in venture partner's share of venture's operations in 1995 as compared to 1994 and in 1994 as compared to 1993 are due primarily to the venture partner's share of the provision for value impairment recorded by CIP/Ashby at September 30, 1994 and to the related decrease in depreciation expense recorded at the Ashby at McLean Apartments as a result of the above-mentioned value impairment.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       CARLYLE INCOME PLUS, L.P. - II
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                                    INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1995 and 1994
Consolidated Statements of Operations, years ended
  December 31, 1995, 1994 and 1993
Consolidated Statements of Partners' Capital Accounts,
  years ended December 31, 1995, 1994 and 1993
Consolidated Statements of Cash Flows, years ended
  December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements

                                                              Schedule
                                                              --------

Consolidated Real Estate and Accumulated Depreciation             III

SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.




                         1225 INVESTMENT CORPORATION
                               (A CORPORATION)

                                    INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1995 and 1994
Statements of Operations, years ended December 31,
  1995, 1994 and 1993
Statements of Changes in Shareholders' Equity, years
  ended December 31, 1995, 1994 and 1993
Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993

Notes to Financial Statements
                                                              Schedule
                                                              --------

Real Estate and Accumulated Depreciation                         III

SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.










                        INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE INCOME PLUS, L.P. - II:

     We have audited the consolidated financial statements of Carlyle Income Plus, L.P.-II (a limited partnership) and consolidated venture as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Income Plus, L.P.-II and consolidated venture as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                                      KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1996



                                          CARLYLE INCOME PLUS, L.P. - II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1995 AND 1994

                                                      ASSETS
                                                      ------
                                                                                  1995               1994
                                                                              ------------       -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . .      $  3,606,715         2,024,097
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . .             --            2,109,006
  Interest, rents and other receivables. . . . . . . . . . . . . . . . .            54,610            43,467
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,986            12,073
                                                                              ------------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . .         3,673,311         4,188,643
                                                                              ------------       -----------
Investment property, at cost (note 2(c)) - Schedule III:
  Land. . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,586,545         4,586,545
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . .        16,793,928        16,672,244
                                                                              ------------       -----------
                                                                                21,380,473        21,258,789
  Less:   Accumulated depreciation . . . . . . . . . . . . . . . . . . .         3,945,031         3,364,658
                                                                              ------------       -----------
          Total investment property,
            net of accumulated depreciation. . . . . . . . . . . . . . .        17,435,442        17,894,131
                                                                              ------------       -----------

Investment in unconsolidated corporation,
  at equity (notes 1, 2(d) and 7). . . . . . . . . . . . . . . . . . . .        24,284,252        24,799,536
Investment in unconsolidated venture,
  (notes 1, 2(b) and 6). . . . . . . . . . . . . . . . . . . . . . . . .         3,980,419         5,747,537
                                                                              ------------       -----------

                                                                              $ 49,373,424        52,629,847
                                                                              ============       ===========




                                          CARLYLE INCOME PLUS, L.P. - II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                  1995               1994
                                                                              ------------       -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     21,939            86,728
  Amounts due to affiliates (note 5) . . . . . . . . . . . . . . . . . .            26,687            14,953
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               10,900
                                                                              ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . .            48,626           112,581
                                                                              ------------       -----------
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .           107,369           111,900
                                                                              ------------       -----------
Commitments and contingencies (notes 2 and 4)

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .           155,995           224,481
                                                                              ------------       -----------
Venture partner's subordinated equity
  in venture (notes 1 and 2(c)). . . . . . . . . . . . . . . . . . . . .         5,523,770         5,559,836
Partners' capital accounts (deficits)
  (notes 1 and 3):
    General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . .            25,000            25,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . .           450,800           418,968
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . .          (771,032)         (581,606)
                                                                              ------------       -----------
                                                                                  (295,232)         (137,638)
                                                                              ------------       -----------
    Limited partners (64,269.53 interests):
      Capital contributions, net of offering
        costs and purchase discounts . . . . . . . . . . . . . . . . . .        55,256,131        55,256,131
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . .         7,061,904         6,457,088
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . .       (18,329,144)      (14,730,051)
                                                                              ------------       -----------
                                                                                43,988,891        46,983,168
                                                                              ------------       -----------
          Total partners' capital accounts
            (deficits) . . . . . . . . . . . . . . . . . . . . . . . . .        43,693,659        46,845,530
                                                                              ------------       -----------
                                                                              $ 49,373,424        52,629,847
                                                                              ============       ===========

                           See accompanying notes to consolidated financial statements.


                                          CARLYLE INCOME PLUS, L.P. - II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                1995             1994              1993
                                                            ------------     ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .       $ 3,276,045        3,212,142         3,167,534
  Interest income. . . . . . . . . . . . . . . . . . .           222,411          154,786            92,365
                                                            ------------      -----------       -----------
                                                               3,498,456        3,366,928         3,259,899
                                                            ------------      -----------       -----------
Expenses:
  Depreciation . . . . . . . . . . . . . . . . . . . .           580,373          665,737           747,099
  Property operating expenses. . . . . . . . . . . . .         1,576,669        1,600,383         1,586,288
  Professional services. . . . . . . . . . . . . . . .            76,500           89,825            86,208
  General and administrative . . . . . . . . . . . . .           203,507          117,422           118,574
  Provision for value impairment (note 2(c)) . . . . .             --           7,572,479             --
                                                            ------------      -----------       -----------
                                                               2,437,049       10,045,846         2,538,169
                                                            ------------      -----------       -----------

          Operating earnings (loss). . . . . . . . . .         1,061,407       (6,678,918)          721,730

Partnership's share of earnings of uncon-
  solidated corporation (notes 2(d) and 7) . . . . . .         1,443,793        1,115,481         1,319,328
Partnership's share of operations of
  unconsolidated venture (notes 2(b) and 6). . . . . .        (1,517,118)         245,774           219,250
Venture partner's share of venture's
  operations (note 2(c)) . . . . . . . . . . . . . . .          (351,434)       2,041,247          (283,530)
                                                            ------------      -----------       -----------
          Net earnings (loss). . . . . . . . . . . . .      $    636,648       (3,276,416)        1,976,778
                                                            ============      ===========       ===========
          Net earnings (loss) per
            limited partnership interest
            (note 1) . . . . . . . . . . . . . . . . .      $       9.41           (48.43)            29.22
                                                            ============      ===========       ===========




                           See accompanying notes to consolidated financial statements.


                                           CARLYLE INCOME PLUS, L.P. - II
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                             GENERAL PARTNERS                          LIMITED PARTNERS (64,269.53 INTERESTS)
                ---------------------------------------------    -------------------------------------------------
                                                                    CONTRI-
                                                                    BUTIONS,
                            NET                                     NET OF       NET
                CONTRI-   EARNINGS       CASH                      OFFERING    EARNINGS       CASH
                BUTIONS    (LOSS)    DISTRIBUTIONS     TOTAL        COSTS       (LOSS)    DISTRIBUTIONS     TOTAL
                -------  ----------  -------------  -----------  -----------  ----------  -------------  -----------
Balance at
 December 31,
 1992. . . . . .$25,000     483,950      (363,428)      145,522   55,256,131   7,691,744   (10,584,659)   52,363,216

Net earnings
 (note 3). . . .  --         98,839         --           98,839       --       1,877,939         --        1,877,939
Cash distri-
 butions
 ($32.50 per
 limited
 partnership
 interest) . . .  --          --         (109,935)     (109,935)      --           --       (2,088,767)   (2,088,767)
                -------    --------     ---------     ---------  ----------    ---------   -----------   -----------
Balance at
 December 31,
 1993. . . . . . 25,000     582,789      (473,363)      134,426   55,256,131   9,569,683   (12,673,426)   52,152,388

Net earnings
 (loss)
 (note 3). . . .  --       (163,821)        --         (163,821)      --      (3,112,595)        --       (3,112,595)
Cash distri-
 butions
 ($32.00 per
 limited
 partnership
 interest) . . .  --          --         (108,243)     (108,243)      --           --       (2,056,625)   (2,056,625)
                -------    --------     ---------     ---------  ----------    ---------   -----------   -----------


                                           CARLYLE INCOME PLUS, L.P. - II
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                    CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                             GENERAL PARTNERS                          LIMITED PARTNERS (64,269.53 INTERESTS)
                ---------------------------------------------    -------------------------------------------------
                                                                    CONTRI-
                                                                    BUTIONS,
                                                                    NET OF
                CONTRI-     NET          CASH                      OFFERING      NET          CASH
                BUTIONS   EARNINGS   DISTRIBUTIONS     TOTAL        COSTS      EARNINGS   DISTRIBUTIONS     TOTAL
                -------  ----------  -------------  -----------  -----------  ----------  -------------  -----------
Balance
 (deficit) at
 December 31,
 1994. . . . . .$25,000     418,968      (581,606)     (137,638) 55,256,131    6,457,088   (14,730,051)   46,983,168



Net earnings . .   --         31,832        --           31,832       --         604,816         --          604,816
 (note 3). . . .
Cash distri-
 butions
 ($56.00 per
 limited
 partnership
 interest) . . .   --          --        (189,426)     (189,426)      --           --       (3,599,093)   (3,599,093)
                -------    --------     ---------     ---------  ----------    ---------   -----------   -----------
Balance
 (deficit) at
 December 31,
 1995. . . . . .$25,000     450,800      (771,032)     (295,232) 55,256,131    7,061,904   (18,329,144)   43,988,891
                =======    ========     =========     =========  ==========    =========   ===========   ===========











                            See accompanying notes to consolidated financial statements.



                                          CARLYLE INCOME PLUS, L.P. - II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                 1995            1994              1993
                                                             -----------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . .       $   636,648       (3,276,416)        1,976,778
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . .           580,373          665,737           747,099
    Partnership's share of earnings of
      unconsolidated corporation,
      net of dividends . . . . . . . . . . . . . . . .           370,372          596,519           324,672
    Partnership's share of operations of
      unconsolidated venture, net of
      distributions. . . . . . . . . . . . . . . . . .         1,517,118            --              193,691
    Venture partner's share of venture
      operations . . . . . . . . . . . . . . . . . . .           351,434       (2,041,247)          283,530
    Provision for value impairment . . . . . . . . . .             --           7,572,479             --
  Changes in:
    Interest, rents and other receivables. . . . . . .           (11,143)         (17,172)           12,482
    Prepaid expenses . . . . . . . . . . . . . . . . .                87            1,308             8,101
    Accounts payable . . . . . . . . . . . . . . . . .           (64,789)             306           (11,932)
    Amounts due to affiliates. . . . . . . . . . . . .            11,734          (18,675)            2,760
    Unearned rents . . . . . . . . . . . . . . . . . .           (10,900)          10,012           (55,984)
    Tenant security deposits . . . . . . . . . . . . .            (4,531)          (5,621)           (9,285)
                                                             -----------      -----------       -----------
          Net cash provided by
            operating activities . . . . . . . . . . .         3,376,403        3,487,230         3,471,912
                                                             -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . . . . . . .         2,109,006        1,727,751        (1,589,758)
  Partnership's distributions from
    unconsolidated corporation . . . . . . . . . . . .           144,912            --                --
  Partnership's distributions from
    unconsolidated venture . . . . . . . . . . . . . .           250,000          279,226           412,059
  Additions to investment property . . . . . . . . . .          (121,684)        (348,151)         (330,001)
                                                             -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . .         2,382,234        1,658,826        (1,507,700)
                                                             -----------      -----------       -----------


                                          CARLYLE INCOME PLUS, L.P. - II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                 1995            1994              1993
                                                             -----------      -----------       -----------
Cash flows from financing activities:
  Distributions to venture partner . . . . . . . . . .          (387,500)      (1,224,500)         (100,750)
  Distributions to limited partners. . . . . . . . . .        (3,599,093)      (2,056,625)       (2,088,767)
  Distributions to general partners. . . . . . . . . .          (189,426)        (108,243)         (109,935)
                                                             -----------      -----------       -----------
          Net cash used in financing activities. . . .        (4,176,019)      (3,389,368)       (2,299,452)
                                                             -----------      -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . .         1,582,618        1,756,688          (335,240)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . .         2,024,097          267,409           602,649
                                                             -----------      -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . .       $ 3,606,715        2,024,097           267,409
                                                             ===========      ===========       ===========
Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and other interest. . . . . .       $     --               --                --
                                                             ===========      ===========       ===========
  Non-cash investing and financing activities. . . . .       $     --               --                --
                                                             ===========      ===========       ===========

















                           See accompanying notes to consolidated financial statements.


                       CARLYLE INCOME PLUS, L.P. - II
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds, through joint ventures and a corporation, an equity investment portfolio of United States real estate. Business activities consist of rentals to a variety of commercial and retail companies, rentals to individuals, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

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

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:




                                                          1995                                1994
                                         -------------------------------     ------------------------------
                                                              TAX BASIS
                                           GAAP BASIS        (Unaudited)      GAAP BASIS         TAX BASIS
                                          ------------       -----------     ------------       -----------


Total assets . . . . . . . . . . . .       $49,373,424        58,228,874       52,629,847        59,705,223
Partners' capital
 accounts (deficit)
 (note 3):
  General Partners . . . . . . . . .          (295,232)         (405,313)        (137,638)         (331,892)
  Limited Partners . . . . . . . . .        43,988,891        58,634,487       46,983,168        60,029,479
Net earnings (loss)
 (note 3):
  General Partners . . . . . . . . .            31,832           116,005         (163,821)          112,820
  Limited Partners . . . . . . . . .           604,816         2,204,102       (3,112,595)        2,143,576
Net earnings (loss)
 per limited partnership
 interest. . . . . . . . . . . . . .              9.41             34.29           (48.43)            33.35
                                           ===========       ===========      ===========       ===========





     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (64,269.53). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions or dividends from unconsolidated investments are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($3,494,383 and $2,024,097 at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities approximates SFAS 107 value due to the relatively short maturity of these instruments. The Partnership has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either by purchase of stock or through joint ventures, interests in one apartment building, one shopping center and one office building, all of which are in operation at December 31, 1994. Under certain circumstances, the Partnership may be required to make cash contributions to the ventures either pursuant to the venture agreements or due to the Partnership's obligations as a general partner. The cost of the investment property represents the total cost to the Partnership plus certain acquisition costs.



     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                       YEARS
                                                       -----
          Buildings and improvements --
            straight-line. . . . . . . . . . . .         30
          Personal property --
            straight-line. . . . . . . . . . . .          5
                                                         ==


     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Under the Partnership's impairment policy, provisions for value impairment are recorded with respect to its investment property pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Therefore, the Partnership does not anticipate any effect on its consolidated financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996.

     (b)  JMB/Landings

     In August 1988, the Partnership, through JMB/Landings Associates, a joint venture partnership with Carlyle Income Plus, Ltd. ("CIP-I"), another partnership sponsored by the General Partners of the Partnership, acquired a 50% interest in a shopping center located in Sarasota, Florida known as The Landings Shopping Center.

     JMB/Landings purchased the shopping center for a purchase price of $13,100,000 which was paid in cash at closing. The Partnership contributed one-half of such amount ($6,550,000) to JMB/Landings for its 50% interest. As certain specified minimum occupancy and income levels were not achieved, the purchase price was reduced by approximately $532,000 in 1990.

     The terms of the JMB/Landings partnership agreement provide generally that annual cash flow, sale proceeds and tax items will be distributed or allocated based on the capital contributions made by each partner. Distributions and allocations to date have been made (and any obligations to make additional capital contributions will be made) 50% to the Partnership.

     During 1995, the Partnership negotiated a three-year lease renewal (through May 31, 1998) with a tenant occupying 9,211 square feet (approximately 10%) of the owned leasable space at The Landings Shopping Center. In July 1995, this tenant's parent company filed for Chapter 11 bankruptcy protection. In January 1996, this tenant vacated its space, at which time it was approximately $27,000 in arrears with respect to its lease obligations. The Partnership is pursuing its legal remedies concerning these arrearages, however, collection of all or any of these past-due amounts is doubtful. The Partnership is pursuing potential replacement tenants for this space. Occupancy at the property increased to 95% during 1995, up from 92% in the previous year. In addition, tenant leases representing approximately 10%, 22% and 25% of the leasable space at the property are scheduled to expire in 1996, 1997 and 1998, respectively, not all of which are expected to be renewed.



     The JMB/Landings Associates joint venture, for financial reporting purposes, recorded a provision for value impairment at September 30, 1995 in the amount of $3,500,000 (of which the Partnership's share was $1,750,000). Such provision was recorded to reduce the net basis of the investment property to its estimated fair value (see note 2(a)). There can be no assurance that any estimated fair value of this investment property would ultimately be obtained by the Partnership in any future sale or disposition transaction. An affiliate of the General Partners of the Partnership manages the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the year ended December 31, 1995 and 1994 aggregated $45,840 and $46,008, respectively.

     (c)  CIP/Ashby

     In February 1990, the Partnership, through the CIP/Ashby Partners, a joint venture partnership with CIP-I, acquired a 69% interest in an apartment building located in McLean, Virginia and, known as The Ashby at McLean Apartments (The Ashby). The Ashby has 250 units, commercial space and related parking facilities.

     CIP/Ashby purchased the Ashby apartments for a purchase price of $25,327,132, which was paid in cash at closing. In addition, the joint venture has incurred approximately $3,380,000 for certain renovations, leasing and maintenance costs, with the work related to such costs completed at December 31, 1994. The majority of these costs were contemplated at the time of the initial acquisition of the property. CIP/Ashby's total cash investment in The Ashby is approximately $28,705,000, of which the Partnership's share is approximately $19,806,000.

     The terms of the CIP/Ashby partnership agreement provide generally that annual cash flow, sale proceeds and tax items will be distributed or allocated based on the capital contributions made by each partner. Distributions and allocations to date have been made (and any obligations to make additional capital contributions will be made) 69% to the Partnership.

     In response to the uncertainty relating to CIP/Ashby Partners joint venture's ability to recover the net carrying value of the Ashby at McLean Apartments investment property through future operations or sale, the CIP/Ashby Partners joint venture, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment in 1994 in the amount of $7,572,479 (of which the Partnership's share was $5,225,011). Such provision was recorded to reduce the net basis of the investment property to its estimated fair value (see note 2(a)). There can be no assurance that any estimated fair value of this investment property would ultimately be obtained by the Partnership in any future sale or disposition transaction.

     Upon acquisition, a former affiliate of the General Partners assumed management of the property for a fee equal to 5% of the property's gross receipts. The former affiliate also operated the underground parking facilities which it leases from CIP/Ashby. Reference is made to note 5.

     (d)  1225 Connecticut

     In May 1990, the Partnership acquired approximately 44% of the common stock of a newly formed Delaware corporation (1225 Investment Corporation) owned jointly with affiliates of the General Partners. The 1225 Investment Corporation has acquired an office building located in Washington, D.C. known as 1225 Connecticut Avenue, N.W. The eight-story office building has 202,915 rentable square feet and three levels of subsurface parking.



     The 1225 Investment Corporation purchased 1225 Connecticut Avenue, N.W. office building for a purchase price of approximately $54,125,000, including the assumption of existing indebtedness of $2,700,000. The purchase price reflected a credit of $600,000, which was intended to allow the 1225 Investment Corporation to pay certain future expenses related to the removal of asbestos from the property. As of December 31, 1995, approximately $78,000 has been spent relating to the removal of asbestos. Furthermore, the 1225 Investment Corporation has created reserves in the amount of approximately $532,000 and $1,000,000 for working capital and for certain possible capital improvements to the property, respectively. The Partnership contributed $24,000,000 for its approximate 44% interest in the stock of the 1225 Investment Corporation. The 1225 Investment Corporation has qualified as a real estate investment trust ("REIT") pursuant to sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Partnership is expected to be distributed approximately 44% of the 1225 Investment Corporation's dividends. Such dividends distributed from operations will constitute taxable income to the Partnership.

     In August 1993, 1225 Investment Corporation agreed with its major financial services tenant (Ernst & Young) to extend the initial term of its existing lease from June 2000 to June 2007 at the same annual base rent, but with a slight decrease in occupancy. This lease extension would have reduced Ernst & Young's square footage from approximately 79% of the building total to approximately 65% effective January 1, 1995. However, during 1994 Ernst & Young and 1225 Investment Corporation agreed to extend the lease for the additional space which had been leased on a temporary basis and which was scheduled to expire on December 31, 1994. This extension is coterminous with the existing long-term lease in effect (as discussed above) and would keep Ernst & Young's occupancy at approximately 80% of the building until June, 2007. Also, in 1994, 1225 Investment Corporation leased the remaining unoccupied space to another financial services company to absorb the remaining unoccupied space in the building. This raised the occupancy of the building to 100%. 1225 Investment Corporation currently expects to incur approximately $5,500,000 of tenant improvement costs, lobby renovation and sprinkler system costs related to this lease extension for Ernst & Young, as well as anticipated tenant improvement costs for other tenants (approximately $5,300,000 has been incurred as of December 31, 1995). Such costs were paid in 1994 and 1995 from the approximately $1,500,000 of working capital reserves (described in the preceding paragraph) held by the 1225 Investment Corporation and the net proceeds of approximately $5,300,000 from the January 1994 refinancing of the existing mortgage loan secured by the property. The remaining costs to be incurred are also expected to be funded by the loan proceeds as discussed above. The existing loan had an outstanding balance of $1,667,247 at the time of the refinancing and would have matured in March, 1998. The refinanced mortgage loan is in the amount of $7,000,000 and requires payments of interest only, at an interest rate of 6.98%, for a period of 7 years. The loan matures February 1, 2001.

     Upon acquisition, a former affiliate of the General Partners assumed management of the property for a fee equal to 2.5% of the property's gross revenues, plus reimbursement for certain expenses of the manager.
Reference is made to note 5.


(3)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership agreement, profits and losses of the Partnership from operations are generally allocated first to the General Partners in an amount equal to the greater of the General Partners' share of "Disbursable Cash" (as described below) or 1%. Profits from the sale or other disposition of investment properties generally will be allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions of the proceeds of any such sale or other disposition (as described below) or 1% of the total profits from any such sales or other dispositions, plus an amount which will reduce deficits (if any) in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale or other disposition of investment properties will be allocated 1% to the General Partners.

     The General Partners have made capital contributions of $25,000. Except under certain limited circumstances upon liquidation of the Partner-ship or the General Partners' interests in the Partnership, the General Partners are not required to make any additional capital contributions. "Disbursable Cash" of the Partnership will be distributed 93% to the Limited Partners and 7% to the General Partners; provided, however, that receipt by the General Partners of two of such seven percentage points of Disbursable Cash otherwise distributable to them in any fiscal year will be subject to receipt by the Limited Partners of a stipulated return for such years on the Average Adjusted Capital Contribution on a non-cumulative basis. Distributions of "sale proceeds" are to be allocated 99% to the Limited Partners and 1% to the General Partners until receipt by the Limited Partners of an amount equal to their initial contributed capital plus a stipulated return thereon. Thereafter, distributions of "sale proceeds" are to be allocated to the General Partners until the General Partners have received distributions in an amount equal to 3% of the gross sales price of all properties sold, subject to certain limitations, then the balance 85% to the Limited Partners and 15% to the General Partners.


(4)  LEASES

     As Property Lessor

     At December 31, 1995, the Partnership's principal consolidated asset is an apartment building. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over its estimated useful life. Apartment complex leases in effect at December 31, 1995 are generally for a term of one year or less and provide for annual rents of approximately $2,895,000.

     Leases with commercial tenants provide for fixed minimum rent and partial reimbursement of operating costs. Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance) and any related profit to be received in the future under the commercial tenant operating leases, are as follows:

           1996. . . . . . . . . . . . . . . . $221,000
           1997. . . . . . . . . . . . . . . .  176,000
           1998. . . . . . . . . . . . . . . .  171,000
           1999. . . . . . . . . . . . . . . .  102,000
           2000. . . . . . . . . . . . . . . .   54,000
           Thereafter. . . . . . . . . . . . .  184,000
                                               --------
                Total. . . . . . . . . . . . . $908,000
                                               ========





(5)  TRANSACTIONS WITH AFFILIATES

     All of the Partnership's properties were managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of The Ashby at McLean Apartments and 1225 Connecticut Ave. N.W. after the sale on the same terms that existed prior to the sale.

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:




                                                                                                 UNPAID AT
                                                                                                DECEMBER 31,
                                                   1995            1994            1993            1995
                                                 --------        --------        --------     --------------
Property management and
  leasing fees (note 2). . . . . . . . .         $  --            160,653         158,310              --
Insurance commissions. . . . . . . . . .            2,984           2,986           1,971              --
Reimbursement (at cost) for
  accounting services. . . . . . . . . .           45,518          49,928          31,388              --
Reimbursement (at cost) for
  portfolio management
  services . . . . . . . . . . . . . . .           13,530          11,850           --                 --
Reimbursement (at cost) for
  legal services . . . . . . . . . . . .              934           4,715           2,240              --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses . . . . .           71,407             997           8,647           26,687
                                                 --------        --------        --------           ------

                                                 $134,373         231,129         202,556           26,687
                                                 ========        ========        ========           ======

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $38,963 that had not previously been reimbursed.




     All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.

     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(6)  INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary of financial information for JMB/Landings (note 2(b)) as of and for the years ended December 31, 1995 and 1994 are as follows:

                                                      1995         1994
                                                  -----------  -----------

Current assets . . . . . . . . . . . . . . . .    $   580,090      269,128
Current liabilities. . . . . . . . . . . . . .        (14,753)     (19,626)
                                                  -----------  -----------
          Working capital. . . . . . . . . . .        565,337      249,502

Investment property, net . . . . . . . . . . .      7,210,679   11,029,135
Other assets, net. . . . . . . . . . . . . . .        215,812      246,594
Other liabilities. . . . . . . . . . . . . . .        (29,768)     (28,934)
Venture partner's equity . . . . . . . . . . .     (3,981,641)  (5,748,760)
                                                  -----------  -----------

          Partnership's capital. . . . . . . .    $ 3,980,419    5,747,537
                                                  ===========  ===========

Represented by:
  Invested capital . . . . . . . . . . . . . .    $ 6,704,617    6,704,617
  Cumulative distributions . . . . . . . . . .     (2,729,801)  (2,479,802)
  Cumulative earnings. . . . . . . . . . . . .          5,603    1,522,722
                                                  -----------  -----------
                                                  $ 3,980,419    5,747,537
                                                  ===========  ===========

Total income . . . . . . . . . . . . . . . . .    $ 1,272,150    1,224,744
                                                  ===========  ===========

Expenses applicable to operating income. . . .    $ 4,306,385      733,196
                                                  ===========  ===========

Net earnings (loss). . . . . . . . . . . . . .    $(3,034,235)     491,548
                                                  ===========  ===========

     The total income, expenses applicable to operating earnings and net earnings for the above venture for the year ended December 31, 1993 were $1,203,246, $764,746 and $438,500, respectively.




(7)  INVESTMENT IN UNCONSOLIDATED CORPORATION

     Summary financial information for the 1225 Investment Corporation (note 2(d)) as of and for the years ended December 31, 1995 and 1994 are as follows:

                                                      1995         1994
                                                  -----------  -----------

Current assets . . . . . . . . . . . . . . . .    $ 2,383,361    4,340,583
Current liabilities. . . . . . . . . . . . . .       (328,676)    (415,167)
                                                  -----------  -----------

          Working capital. . . . . . . . . . .      2,054,685    3,925,416
Investment property, net . . . . . . . . . . .     56,328,487   56,135,266
Other assets . . . . . . . . . . . . . . . . .      3,854,983    3,360,975
Long-term debt . . . . . . . . . . . . . . . .     (7,000,000)  (7,000,000)
Other liabilities. . . . . . . . . . . . . . .        (16,164)     (15,680)
Affiliated shareholders' equity  . . . . . . .    (30,937,739) (31,606,441)
                                                  -----------  -----------
          Partnership's equity in
            affiliated corporation . . . . . .    $24,284,252   24,799,536
                                                  ===========  ===========
Represented by:
  Stock purchase and additional
    paid-in-capital. . . . . . . . . . . . . .    $24,429,164   24,429,164
  Cumulative dividends . . . . . . . . . . . .     (8,084,895)  (6,125,818)
  Cumulative earnings. . . . . . . . . . . . .      7,939,983    6,496,190
                                                  -----------  -----------
                                                  $24,284,252   24,799,536
                                                  ===========  ===========
Total income . . . . . . . . . . . . . . . . .    $ 7,753,063    6,578,479
                                                  ===========  ===========
Expenses applicable to operating income. . . .    $ 4,437,048    4,016,510
                                                  ===========  ===========
Net earnings . . . . . . . . . . . . . . . . .    $ 3,316,015    2,561,969
                                                  ===========  ===========

     The total income, expenses applicable to operating earnings and net earnings for the above corporation for the year ended December 31, 1993 were $6,759,094, $3,728,942 and $3,030,152, respectively.





                                                                                                       SCHEDULE III

                                            CARLYLE INCOME PLUS, L.P. - II
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   DECEMBER 31, 1995

                                                COSTS
                                             CAPITALIZED
                                            SUBSEQUENT TO
                      INITIAL COST TO        ACQUISITION                           GROSS AMOUNT AT WHICH CARRIED
                      PARTNERSHIP (A)       -------------                            AT CLOSE OF PERIOD (C) (D)
                 -------------------------       LAND,                       ----------------------------------------
                               BUILDINGS       BUILDINGS     PROVISION                       BUILDINGS
                                 AND              AND        FOR VALUE                          AND
                     LAND     IMPROVEMENTS   IMPROVEMENTS  IMPAIRMENT(B)         LAND       IMPROVEMENTS      TOTAL
                 -----------  ------------  -------------  -------------      ----------    ------------  -----------
APARTMENT
 BUILDING:
  The Ashby
  at McLean
  McLean,
  Virginia . . . $6,512,075    19,698,665      2,742,212      (7,572,479)      4,586,545     16,793,928    21,380,473
                 ==========    ==========     ==========      ==========      ==========     ==========    ==========



                                                                                                       SCHEDULE III

                                            CARLYLE INCOME PLUS, L.P. - II
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                                                      LIFE ON WHICH
                                                                                      DEPRECIATION
                                                                                       IN LATEST
                                                                                      STATEMENT OF         1995
                               ACCUMULATED              DATE OF         DATE           OPERATION       REAL ESTATE
                              DEPRECIATION(E)        CONSTRUCTION     ACQUIRED        IS COMPUTED         TAXES
                             ----------------        ------------    ----------     ---------------    -----------
APARTMENT
 BUILDING:
  The Ashby
  at McLean
  McLean,
  Virginia . . . . . . . . .      $3,945,031             1982           2/28/90          5-30 Years       233,899
                                  ==========                                                              =======

- ------------------

Notes:
        (A)  The initial cost to Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.  The property was acquired on an all-cash unleveraged basis and, therefore, no encumbrance information is applicable.

        (B)  Reference is made to Note 2(c) for a further description of such provision for value impairment

        (C)  The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was $28,608,000.



                                                                                                       SCHEDULE III

                                            CARLYLE INCOME PLUS, L.P. - II
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



       (D)   Reconciliation of real estate owned:

                                                                 1995              1994               1993
                                                             ------------      ------------      ------------
      Balance at beginning of period . . . . . . . . . .     $ 21,258,789        28,483,117        28,153,116
      Additions during period. . . . . . . . . . . . . .          121,684           348,151           330,001
      Provision for value impairment . . . . . . . . . .            --           (7,572,479)            --
                                                             ------------      ------------      ------------
      Balance at end of period . . . . . . . . . . . . .     $ 21,380,473        21,258,789        28,483,117
                                                             ============      ============      ============

       (E)  Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . .     $  3,364,658         2,698,921         1,951,822
      Depreciation expense . . . . . . . . . . . . . . .          580,373           665,737           747,099
                                                             ------------      ------------      ------------
      Balance at end of period . . . . . . . . . . . . .     $  3,945,031         3,364,658         2,698,921
                                                             ============      ============      ============












                        INDEPENDENT AUDITORS' REPORT



The Partners
Carlyle Income Plus, L.P.-II:

     We have audited the financial statements of 1225 Investment Corporation as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Management of the Corporation. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Management of the Corporation, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1225 Investment Corporation as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                                      KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1996



                                            1225 INVESTMENT CORPORATION
                                                  (A CORPORATION)

                                                  BALANCE SHEETS

                                            DECEMBER 31, 1995 AND 1994

                                                      ASSETS
                                                      ------
                                                                                  1995               1994
                                                                              ------------       -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . .      $  2,317,327         1,314,203
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . .             --            2,948,422
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . .            19,128            37,820
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .            46,906            40,138
                                                                              ------------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . .         2,383,361         4,340,583
                                                                              ------------       -----------
Investment property (notes 1 and 2) - Schedule III:
  Land. . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . .        24,161,484        24,161,484
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . .        38,400,096        36,919,119
                                                                              ------------       -----------
                                                                                62,561,580        61,080,603
  Less: Accumulated depreciation . . . . . . . . . . . . . . . . . . . .         6,233,093         4,945,337
                                                                              ------------       -----------

          Total investment property,
            net of accumulated depreciation. . . . . . . . . . . . . . .        56,328,487        56,135,266
                                                                              ------------       -----------

  Deferred costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .           247,472           298,109
  Accrued rents receivable (note 1). . . . . . . . . . . . . . . . . . .         3,607,511         3,062,866
                                                                              ------------       -----------

                                                                              $ 62,566,831        63,836,824
                                                                              ============       ===========





                                            1225 INVESTMENT CORPORATION
                                                  (A CORPORATION)

                                            BALANCE SHEETS - CONTINUED



                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                       ------------------------------------
                                                                                  1995               1994
                                                                              ------------       -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .            39,655           146,075
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . .           248,304           228,375
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . .            40,717            40,717
                                                                              ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . .           328,676           415,167

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .            16,164            15,680
Long-term debt (note 4). . . . . . . . . . . . . . . . . . . . . . . . .         7,000,000         7,000,000
                                                                              ------------       -----------

Commitments and contingencies (note 6)

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .         7,344,840         7,430,847

Shareholders' equity:
  Common stock, $1 par value per share
    100,000 shares authorized; 55,128 shares issued and
    outstanding at December 31, 1995 and December 31, 1994 . . . . . . .            55,128            55,128
  Additional paid-in-capital . . . . . . . . . . . . . . . . . . . . . .        55,503,444        55,503,444
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (18,567,676)      (14,067,675)
  Accumulated earnings . . . . . . . . . . . . . . . . . . . . . . . . .        18,231,095        14,915,080
                                                                              ------------       -----------
          Total shareholders' equity . . . . . . . . . . . . . . . . . .        55,221,991        56,405,977
                                                                              ------------       -----------
                                                                              $ 62,566,831        63,836,824
                                                                              ============       ===========










                                  See accompanying notes to financial statements.


                                            1225 INVESTMENT CORPORATION
                                                  (A CORPORATION)

                                             STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                 1995              1994             1993
                                                             -----------       ----------        ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .       $ 7,584,997        6,391,556         6,665,560
  Interest income. . . . . . . . . . . . . . . . . . .           168,066          186,923            93,534
                                                             -----------       ----------        ----------
                                                               7,753,063        6,578,479         6,759,094
                                                             -----------       ----------        ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .           488,600          466,987           119,286
  Depreciation . . . . . . . . . . . . . . . . . . . .         1,287,756        1,144,439         1,088,514
  Property operating expenses. . . . . . . . . . . . .         2,428,540        2,259,776         2,456,210
  Amortization of deferred costs . . . . . . . . . . .            78,662            --                --
  General and administrative . . . . . . . . . . . . .           153,490          145,308            64,932
                                                             -----------       ----------        ----------
                                                               4,437,048        4,016,510         3,728,942
                                                             -----------       ----------        ----------

          Net earnings . . . . . . . . . . . . . . . .       $ 3,316,015        2,561,969         3,030,152
                                                             ===========       ==========        ==========
















                                  See accompanying notes to financial statements.


                                             1225 INVESTMENT CORPORATION
                                                   (A CORPORATION)

                                    STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                      AFFILIATED SHAREHOLDERS
                                                 -----------------------------------------------------------------
                                                 NET CAPITAL           NET            DIVIDENDS
                                                  INVETSTED          EARNINGS           PAID              TOTAL
                                                -------------       ----------       -----------       -----------
Balance at December 31, 1992 . . . . . . .      $ 31,129,408         5,261,578        (3,589,131)       32,801,855

Net earnings (note 5). . . . . . . . . . .             --            1,710,824             --            1,710,824
Dividends paid . . . . . . . . . . . . . .             --                --           (2,132,268)       (2,132,268)
                                                ------------        ----------       -----------       -----------
Balance at December 31, 1993 . . . . . . .        31,129,408         6,972,402        (5,721,399)       32,380,411

Net earnings (note 5). . . . . . . . . . .             --            1,446,488                           1,446,488
Dividends paid . . . . . . . . . . . . . .             --                --           (2,220,458)       (2,220,458)
                                                ------------        ----------       -----------       -----------
Balance at December 31, 1994 . . . . . . .        31,129,408         8,418,890        (7,941,857)       31,606,441

Net earnings (note 5). . . . . . . . . . .             --            1,872,222             --            1,872,222
Dividends paid . . . . . . . . . . . . . .             --                --           (2,540,924)       (2,540,924)
                                                ------------        ----------       -----------       -----------
Balance at December 31, 1995 . . . . . . .      $ 31,129,408        10,291,112       (10,482,781)       30,937,739
                                                ============        ==========       ===========       ===========



                                             1225 INVESTMENT CORPORATION
                                                   (A CORPORATION)

                              STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED




                                                     CARLYLE INCOME PLUS, L.P. - II
                                   --------------------------------------------------------------
                                   NET CAPITAL           NET           DIVIDENDS                          GRAND
                                    INVESTED          EARNINGS            PAID           TOTAL            TOTAL
                                  -------------      ----------       ----------      -----------      -----------
Balance at December 31,
  1992 . . . . . . . . . . . .    $ 24,429,164        4,061,381       (2,769,818)      25,720,727       58,522,582

Net earnings (note 5). . . . .           --           1,319,328            --           1,319,328        3,030,152
Dividends paid . . . . . . . .           --               --          (1,644,000)      (1,644,000)      (3,776,268)
                                  ------------       ----------      -----------      -----------      -----------
Balance at December 31,
  1993 . . . . . . . . . . . .      24,429,164        5,380,709       (4,413,818)      25,396,055       57,776,466

Net earnings (note 5). . . . .           --           1,115,481            --           1,115,481        2,561,969
Dividends paid . . . . . . . .           --               --          (1,712,000)      (1,712,000)      (3,932,458)
                                  ------------       ----------      -----------      -----------      -----------
Balance at December 31,
  1994 . . . . . . . . . . . .      24,429,164        6,496,190       (6,125,818)      24,799,536       56,405,977

Net earnings (note 5). . . . .           --           1,443,793            --           1,443,793        3,316,015
Dividends paid . . . . . . . .           --               --          (1,959,077)      (1,959,077)      (4,500,001)
                                  ------------       ----------      -----------      -----------      -----------
Balance at December 31,
  1995 . . . . . . . . . . . .    $ 24,429,164        7,939,983       (8,084,895)      24,284,252       55,221,991
                                  ============       ==========      ===========      ===========      ===========











                                   See accompanying notes to financial statements.



                                            1225 INVESTMENT CORPORATION
                                                  (A CORPORATION)

                                             STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                 1995            1994              1993
                                                             -----------      -----------       -----------
Cash flows from operating activities:
Net earnings . . . . . . . . . . . . . . . . . . . . .       $ 3,316,015        2,561,969         3,030,152
Items not requiring (providing) cash:
  Depreciation . . . . . . . . . . . . . . . . . . . .         1,287,756        1,144,439         1,088,514
  Amortization of deferred costs . . . . . . . . . . .            78,662            --                --
  Changes in:
    Rents and other receivables. . . . . . . . . . . .            18,692          220,104           184,952
    Prepaid expenses . . . . . . . . . . . . . . . . .            (6,768)            (326)            5,269
    Escrow deposits. . . . . . . . . . . . . . . . . .             --             280,000          (280,000)
    Deferred expenses. . . . . . . . . . . . . . . . .             --            (251,052)          (47,057)
    Accrued rents receivable . . . . . . . . . . . . .          (544,645)         595,599           172,803
    Accounts payable . . . . . . . . . . . . . . . . .          (106,420)        (454,961)          685,238
    Accrued real estate taxes. . . . . . . . . . . . .            19,929           22,840             --
    Accrued interest payable . . . . . . . . . . . . .             --              31,543            (1,653)
    Tenant security deposits . . . . . . . . . . . . .               484           15,680             --
                                                             -----------      -----------       -----------
          Net cash provided by operating activities. .         4,063,705        4,165,835         4,838,218
                                                             -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . . . . . .         2,948,422       (1,234,369)          284,850
  Additions to investment property . . . . . . . . . .        (1,480,977)      (3,230,869)       (1,098,780)
  Payment of deferred costs. . . . . . . . . . . . . .           (28,025)           --                --
                                                             -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . .         1,439,420       (4,465,238)         (813,930)
                                                             -----------      -----------       -----------
Cash flows from financing activities:
  Proceeds from refinanced mortgage loan payable . . .             --           7,000,000             --
  Principal payments on long-term debt . . . . . . . .             --          (1,694,722)         (305,313)
  Cash dividends paid to shareholders. . . . . . . . .        (4,500,001)      (3,932,458)       (3,776,268)
                                                             -----------      -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . .        (4,500,001)       1,372,820        (4,081,581)
                                                             -----------      -----------       -----------



                                            1225 INVESTMENT CORPORATION
                                                  (A CORPORATION)

                                       STATEMENTS OF CASH FLOWS - CONTINUED



                                                                 1995            1994              1993
                                                             -----------      -----------       -----------

          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . .         1,003,124        1,073,417           (57,293)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . .         1,314,203          240,786           298,079
                                                             -----------      -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . .       $ 2,317,327        1,314,203           240,786
                                                             ===========      ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . .       $   488,600          435,444           120,939
                                                             ===========      ===========       ===========
  Non-cash investing and financing activities. . . . .       $     --               --                --
                                                             ===========      ===========       ===========
























                                  See accompanying notes to financial statements.


                         1225 INVESTMENT CORPORATION
                               (A CORPORATION)

                        NOTES TO FINANCIAL STATEMENTS

            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated corporation, 1225 Investment Corporation, in which Carlyle Income Plus, L.P.-II and affiliates of the General Partners of Carlyle Income Plus, L.P.-II are shareholders.

     1225 Investment Corporation (the "Corporation") has the exclusive purpose of owning a 100% interest in the 1225 Connecticut Avenue N.W. office building, a 202,915 square foot office building located in Washington, D.C. Endowment and Foundation Realty, Ltd. -- JMB-IV, IDS Life Account RE, JMB/Northern Real Estate Fund, Carlyle Income Plus, L.P.-II, and certain other institutional investors collectively hold all of the common stock of the Corporation and are being advised by Heitman/JMB Advisory Corporation.

     The Corporation's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Corporation's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Corporation. The effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:




                                                          1995                                1994
                                           -----------------------------     ------------------------------
                                                              TAX BASIS
                                           GAAP BASIS        (Unaudited)      GAAP BASIS         TAX BASIS
                                          ------------       -----------     ------------       -----------

Total assets . . . . . . . . . . . .       $62,566,831        64,846,159        63,836,824       65,602,662
Shareholder's equity . . . . . . . .        55,221,991        57,499,881        56,405,977       57,835,379
Net earnings . . . . . . . . . . . .         3,316,015         3,036,158         2,561,969        3,272,440
                                           ===========       ===========       ===========      ===========



     The preparation of financial statements in accordance with GAAP requires the Corporation to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Corporation to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Corporation distribution or dividends from unconsolidated investments are considered cash flow from operating activities only to the extent of the Corporation's cumulative share of net earnings. In addition, the Corporation records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Corporation's policy is to consider all such amounts held with original maturities of three months or less ($2,200,000 and $1,381,787 at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Depreciation on buildings and improvements has been provided over the estimated useful lives of the assets (30 years) using the straight-line method.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Under the Corporation's impairment policy, provisions for value impairment are recorded with respect to the investment property pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Therefore, the Corporation does not anticipate any effect on its financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996.

     Deferred costs consist of commitment fees incurred in connection with the refinancing of the property and lease commissions incurred. Deferred loan fees and lease commissions are amortized over the terms of the related debt agreement and leases using the straight-line method.

     Although certain leases of the Corporation's office building provide for increases in minimum lease payments over the term of the lease, the Corporation accrues rental income for the full period of occupancy on a straight-line basis.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Corporation believes the carrying amount of its financial instruments classified as current assets and liabilities approximates SFAS 107 value due to the relatively short maturity of these instruments. The Corporation's debt, with a carrying balance of $7,000,000 has been calculated to have an SFAS 107 value of $6,565,257 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment, there can be no assurance that the Corporation would be able to refinance its property to obtain such calculated debt amount. The Corporation has no other significant financial instruments

     The Corporation has qualified as a real estate investment trust ("REIT") pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986 as amended and intends to distribute at least 95% of its taxable income annually to its shareholders. Since the Corporation has qualified as a REIT, the Corporation in general will not be subject to Federal corporate income tax or the District of Columbia corporate franchise tax (except for the District of Columbia corporate franchise minimum tax of $100) on its regular taxable income and will not be taxed on long-term capital gain income to the extent its income is distributed as dividends. Accordingly, no provision for income taxes has been made in the accompanying financial statements. Tax exempt shareholders generally will not be required to pay any Federal income tax on the dividends they receive from the Corporation, provided such shareholders have not financed the acquisition of shares with "acquisition indebtedness" as defined under the Code.


(2)  INVESTMENT PROPERTY

     A description of the acquisition of the property is contained in Note 2(d) of Notes to Consolidated Financial Statements of Carlyle Income Plus, L.P.-II. Such note is incorporated herein by reference.


(3)  MANAGEMENT AGREEMENT

     A description of the terms of the management agreement is contained in
Note 2(d) of Notes to Consolidated Financial Statements of Carlyle Income Plus, L.P.-II. Such note is incorporated herein by reference.


(4)  LONG-TERM DEBT

     In January 1994, 1225 Investment Corporation refinanced the existing mortgage loan (with an outstanding balance of $1,667,247, which was scheduled to mature in March 1998) secured by the property in the amount of $7,000,000.

     Long-term debt consists of the following at December 31, 1995 and 1994:

                                                      1995         1994
                                                  ------------ ------------
6.98% mortgage note, due February 1,
 2001; secured by 1225 Connecticut
 Avenue N.W.; payable in monthly
 installments of $40,717 (interest
 only) . . . . . . . . . . . . . . . . . . . .      $7,000,000    7,000,000
                                                    ----------   ----------
          Total debt . . . . . . . . . . . . .       7,000,000    7,000,000
          Less current portion
            of long-term debt. . . . . . . . .          --           --
                                                    ----------   ----------
          Total long-term debt . . . . . . . .      $7,000,000    7,000,000
                                                    ==========   ==========

     Five year maturities of long-term debt are summarized as follows:

              1996 . . . . . . . . . . . .  $     --
              1997 . . . . . . . . . . . .        --
              1998 . . . . . . . . . . . .        --
              1999 . . . . . . . . . . . .        --
              2000 . . . . . . . . . . . .        --
                                             ===========


(5)  CORPORATION BY-LAWS

     The Corporation's by-laws provide for the shareholders to be allocated or distributed shares of profits and losses, cash flow from operations and sale or refinancing proceeds according to their respective ownership percentages.


(6)  LEASES

     As Property Lessor

     At December 31, 1995, the Corporation's principal asset is an office building. The Corporation has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life. Leases with tenants range in term from one to twelve remaining years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

        1996 . . . . . . . . . . . . . . . . . . $ 6,799,000
        1997 . . . . . . . . . . . . . . . . . .   6,784,000
        1998 . . . . . . . . . . . . . . . . . .   6,791,000
        1999 . . . . . . . . . . . . . . . . . .   6,836,000
        2000 . . . . . . . . . . . . . . . . . .   6,620,000
        Thereafter . . . . . . . . . . . . . . .  36,949,000
                                                 -----------
                                                 $70,779,000
                                                 ===========

     The Corporation leases approximately 80% of the available space of the property to one tenant under leases with remaining terms of twelve years. For the year ended December 31, 1995, such tenant represented approximately 77% of total revenue. The tenant's principal business is financial services.


(7)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Corporation to affiliates of JMB Realty Corporation as of December 31, 1995 and for the years ended December 31, 1995, 1994 and 1993 are as follows:







                                                                                                 UNPAID AT
                                                                                                DECEMBER 31,
                                                   1995           1994             1993            1995
                                                 --------       --------         --------     --------------

Property management and
  leasing fees . . . . . . . . . . . . .         $   --           181,452         175,910             --
Insurance commissions. . . . . . . . . .            6,083           6,687           6,225             --
Reimbursement (at cost)
 for out-of-pocket salary and
 salary related expenses . . . . . . . .             --              --             3,201             --
Reimbursement (at cost)
 for other out-of-pocket
 expenses. . . . . . . . . . . . . . . .              278           4,083          12,873             10
                                                  -------         -------         -------            ---
                                                  $ 6,361         192,222         198,209             10
                                                  =======         =======         =======            ===

(8)  SUBSEQUENT EVENT

     Cash Distributions

     In February 1996, the Corporation paid a dividend of $1,250,000 ($22.67 per share) to the shareholders of record as of December 31, 1995.



                                                                                                       SCHEDULE III

                                              1225 INVESTMENT CORPORATION
                                                    (A CORPORATION)

                                       REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   DECEMBER 31, 1995

                                     INITIAL COST TO                               GROSS AMOUNT AT WHICH CARRIED
                                     CORPORATION (A)                                   AT CLOSE OF PERIOD (B)
                              ---------------------------       COSTS        ----------------------------------------
                                              BUILDINGS      CAPITALIZED                     BUILDINGS
                                                AND         SUBSEQUENT TO                       AND
                 ENCUMBRANCE      LAND       IMPROVEMENTS  TO ACQUISITION        LAND       IMPROVEMENTS   TOTAL (C)
                 -----------   -----------   ------------  --------------     ----------    ------------ -----------
OFFICE
BUILDING:
 Washington,
 D.C.. . . . . .  $7,000,000    24,161,484     32,522,877      5,877,219      24,161,484      38,400,096   62,561,580
                  ==========    ==========     ==========     ==========      ==========      ==========   ==========




                                                                                                       SCHEDULE III

                                              1225 INVESTMENT CORPORATION
                                                    (A CORPORATION)

                                 REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                      LIFE ON WHICH
                                                                                      DEPRECIATION
                                                                                       IN LATEST
                                                                                      STATEMENT OF         1995
                               ACCUMULATED              DATE OF         DATE           OPERATION       REAL ESTATE
                              DEPRECIATION(D)        CONSTRUCTION     ACQUIRED        IS COMPUTED         TAXES
                             ----------------        ------------    ----------     ---------------    -----------
OFFICE
BUILDING:
 Washington,
 D.C.. . . . . . . . . . . .      $6,233,093             1968           2/28/90         30 years          885,148
                                  ==========                                                              =======

- ------------------
Notes:
       (A)   The initial cost to the Corporation represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

       (B)   The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was $62,134,833.




                                                                                                       SCHEDULE III

                                              1225 INVESTMENT CORPORATION
                                                    (A CORPORATION)

                                 REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



       (C)   Reconciliation of real estate owned:

                                                                 1995              1994               1993
                                                             ------------      ------------      ------------
      Balance at beginning of period . . . . . . . . . .      $61,080,603        57,849,734        56,750,954
      Additions during period. . . . . . . . . . . . . .        1,480,977         3,230,869         1,098,780
                                                              -----------       -----------       -----------
      Balance at end of period . . . . . . . . . . . . .      $62,561,580        61,080,603        57,849,734
                                                              ===========       ===========       ===========
       (D)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . .      $ 4,945,337         3,800,898         2,712,384
      Depreciation expense . . . . . . . . . . . . . . .        1,287,756         1,144,439         1,088,514
                                                              -----------       -----------       -----------

      Balance at end of period . . . . . . . . . . . . .      $ 6,233,093         4,945,337         3,800,898
                                                              ===========       ===========       ===========




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1995 and 1994.



                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P., an Illinois limited partnership (formerly known as Carlyle Income Associates, II, L.P.) with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:



                                                                SERVED IN
     NAME                        OFFICE                        OFFICE SINCE
     ----                        ------                        ------------

     Judd D. Malkin              Chairman                      5/03/71
                                 Director                      5/03/71
                                 Chief Financial Officer       2/22/96
     Neil G. Bluhm               President                     5/03/71
                                 Director                      5/03/71
     Burton E. Glazov            Director                      7/01/71
     Stuart C. Nathan            Executive Vice President      5/08/79
                                 Director                      3/14/73
     A. Lee Sacks                Director                      5/09/88
     John G. Schreiber           Director                      3/14/73
     H. Rigel Barber             Executive Vice President      1/02/87
                                 Chief Executive Officer       8/01/93
     Glenn E. Emig               Executive Vice President      1/01/93
                                 Chief Operating Officer       1/01/95
     Gary Nickele                Executive Vice President and  1/01/92
                                 General Counsel               2/27/84
     Gailen J. Hull              Senior Vice President         6/01/88
     Howard Kogen                Senior Vice President         1/02/86
                                 Treasurer                     1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties Ltd.-XIII ("JMB Income-XIII"). Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II") and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus and IDS/BIG.



     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc. an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to Note 3 for a description of such distributions and allocations. In 1995, 1994 and 1993, the General Partners received distributions of $189,426, $108,243 and $109,935, respectively. The General Partners received a share of Partnership earnings for tax purposes aggregating $116,005 in 1995.

     The Partnership, pursuant to the Partnership Agreement is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above.

     JMB Insurance Agency, Inc., and affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1995 aggregating $2,984 in connection with providing insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Corporate General Partner and its affiliates were due reimbursement (at cost) in 1995 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $45,518, $13,530, $934 and $32,444, respectively, of which $26,687 was unpaid at December 31, 1995. Also, during 1995, the Partnership recognized and paid certain 1994 administrative charges to the Corporate General Partner and its affiliates of approximately $38,963.

     All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.

     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

     (b) The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                                     NAME OF                                AMOUNT AND NATURE
                                    BENEFICIAL                                 OF BENEFICIAL                             PERCENT
TITLE OF CLASS                        OWNER                                  OWNERSHIP                                OF CLASS
- --------------                      ----------                          -----------------                            --------

Limited Partnership                 JMB Realty                              5 Interests (1)                         Less than 1%
  Interests                          Corporation                             indirectly

Limited Partnership                 General Partners                        5 Interests (1)                         Less than 1%
  Interests                          (and their officers,                    indirectly
                                     directors and
                                     partners)

     (1)Includes 5 Interests owned by the Initial Limited Partner of the Partnership, for which JMB Realty Corporation as the indirect majority shareholder of the Initial
Limited Partner is deemed to have the investment and voting power.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     All of the outstanding shares of the Corporate General Partner of the Partnership are owned by certain officers and directors (and members of their families) of JMB Realty
Corporation, the Corporate General Partner, as set forth above in Item 10.

     (c)There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the General Partners, affiliates or their management other than those described in Items 10 and 11 above.




                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)   The following documents are filed as part of this report:

        (1) Financial Statements (See Index to Financial Statements filed with this annual report).

        (2)  Exhibits.

             3. The Prospectus of the Partnership dated May 24, 1988, as supplemented August 19, 1988, April 28, 1989, December 22, 1989, February 28, 1990, and June 5, 1990 as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference. Copies of pages 8-11, 12-17, 65-66, and A-11 to A-28 of the prospectus (as supplemented) are incorporated herein by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-17705) dated March 25, 1994.

             3.1. Agreement of Limited Partnership is set forth as Exhibit A of the Partnership's Prospectus, which is incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 33-19463) dated May 24, 1988.

             3.2. Copies of pages 1-3 of the Partnership's supplement dated August 19, 1988 and pages 1-2 of the supplement dated February 28, 1990 to the Partnership's Prospectus dated May 24, 1988 are incorporated herein by reference to Exhibit 3.2 of the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-17705) dated March 25, 1994.

             4.1. Assignment Agreement is hereby incorporated by reference to Exhibit B of the Partnership's Prospectus, which is hereby incorporated herein by reference to Exhibit 4.1 of the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-17705) dated March 25, 1994.

             10.1. Escrow Deposit Agreement is hereby incorporated by reference to the Partnership's Pre-Effective Amendment No. 2 to the Form S-11 (File No. 33-19463) Registration Statement of the Partnership dated May 16, 1988.

             10.2. Purchase Agreement dated as of August 16, 1988, by and among Sembler Family Partnership #5, Ltd., University Retail
Associates, Ltd. and JMB/Landings Associates and letter agreement with respect thereto, is hereby incorporated herein by reference to Post-Effective Amendment No. 1 to the Form S-11 (File No. 33-19463) Registration Statement of the Partnership dated August 26, 1988.


             10.3. Agreement for Operation and Management of Shopping Center dated as of August 16, 1988, by and between JMB/Landings Associates and The Sembler Company, is hereby incorporated herein by reference to Post-Effective Amendment No. 1 to the Form S-11 (File No. 33-19463) Registration Statement of the Partnership dated August 26, 1988.

             10.4. Agreement Respecting Letters of Credit dated as of August 16, 1988, by and among Sembler Family Partnership #5, Ltd., University Retail Associates, Ltd. and JMB/Landings Associates, hereby incorporated herein by reference to Post-Effective Amendment No. 1 to the Form S-11 (File No. 33-19463) Registration Statement of the Partnership dated August 26, 1988.

             10.5. Guaranty dated as of August 16, 1988, by and among Melvin F. Sembler, Betty S. Sembler, M. Steven Sembler, Brent W. Sembler, Gregory S. Sembler, Craig H. Sher, Thomas G. Dabney, II and JMB/Landings Associates, hereby incorporated herein by reference to Post-Effective Amendment No. 1 to the Form S-11 (File No. 33-19463) Registration Statement of the Partnership dated August 26, 1988.

             10.6. Agreement of Partnership of JMB/Landings Associates dated July 14, 1988, by and between Carlyle Income Plus, Ltd. and the Partnership, hereby incorporated herein by reference to Post-Effective Amendment No. 2 to the Form S-11 (File No. 33-19463) Registration Statement of the Partnership dated September 28, 1988.

             10.7. Agreement dated as of January 24, 1990, by and between McLean Associates Limited Partnership and a partnership to be formed that will be supervised or advised by an affiliate of JMB Realty Corporation is hereby incorporated by reference to the Partnership's Post-Effective Amendment No. 6 to Form S-11 (File No. (33-19463)) Registration Statement of the Partnership dated February 28, 1990.

             10.8. Agreement of Partnership of CIP/Ashby Partners dated January 30, 1990, by and between Carlyle Income Plus, Ltd. and Carlyle Income Plus, L.P.-II is hereby incorporated by reference to the Partnership's Post-Effective Amendment No. 6 to Form S-11 (File No. (33-19463)) Registration Statement of the Partnership dated February 28, 1990.

             10.9. Assumption Agreement dated as of February 21, 1990, by and between McLean Associates Limited Partnership and CIP/Ashby Partners is hereby incorporated by reference to the Partnership's Post-Effective Amendment No. 6 to Form S-11 (File No. (33-19463)) Registration Statement of the Partnership dated February 28, 1990.

             10.10. Acquisition documents relating to the purchase by the Partnership of a portion of the common stock in 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C. is hereby incorporated by reference to the Partnership's prospectus on Form S-11 (File No. (33-19463)) dated June 5, 1990 as amended.


             10.11. Closing statement date January 28, 1994 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., are hereby incorporated herein by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

             10.12. Secured promissory note dated January 28, 1994 in the amount of $6,500,000 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., are hereby incorporated herein by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

             10.13. Secured promissory note dated January 28, 1994 in the amount of $500,000 relating to the refinancing by 1225 Investment
Corporation which owns 1225 Connecticut Avenue in Washington, D.C., are hereby incorporated herein by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

             21.     List of Subsidiaries.

             24.     Powers of Attorney.

             27.     Financial Data Schedule

  (b) No Reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report.

     No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CARLYLE INCOME PLUS, L.P. - II

                  By:     JMB Realty Corporation
                          Corporate General Partner


                          GAILEN J. HULL
                  By:     Gailen J. Hull
                          Senior Vice President
                  Date:   March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:     JMB Realty Corporation
                          Corporate General Partner

                          JUDD D. MALKIN*
                  By:     Judd D. Malkin, Chairman and
                          Chief Financial Officer
                  Date:   March 25, 1996

                          NEIL G. BLUHM*
                  By:     Neil G. Bluhm, President and Director
                  Date:   March 25, 1996

                          H. RIGEL BARBER*
                  By:     H. Rigel Barber, Chief Executive Officer
                  Date:   March 25, 1996

                          GLENN E. EMIG*
                  By:     Glenn E. Emig
                          Chief Operating Officer
                  Date:   March 25, 1996




                          GAILEN J. HULL
                  By:     Gailen J. Hull, Senior Vice President
                          Principal Accounting Officer
                  Date:   March 25, 1996

                          A. LEE SACKS*
                  By:     A. Lee Sacks, Director
                  Date:   March 25, 1996

                          STUART C. NATHAN*
                  By:     Stuart C. Nathan, Executive Vice President
                            and Director
                  Date:   March 25, 1996


                  *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Attorney-in-Fact
                  Date:   March 25, 1996


                       CARLYLE INCOME PLUS, L.P. - II

                                EXHIBIT INDEX


                                                   DOCUMENT
                                                 INCORPORATED
                                                 BY REFERENCE        PAGE
                                                 ------------        ----

  3.       Copies of pages 8-11, 12-17,                 Yes
           65-66, and A-11 to A-28 of the
           Prospectus of the Partnership
           dated May 24, 1988, as supplemented
           August 19, 1988, April 28, 1989,
           December 22, 1989, February 28, 1990
           and June 5, 1990.

  3.1.     Amended and Restated Agreement               Yes
           of Limited Partnership,
           incorporated by reference to
           Exhibit A of the Partnership's
           Prospectus

  3.2.     Copies of pages 1-3 of the                   Yes
           Partnership's supplement
           dated August 19, 1988

  4.1.     Assignment Agreement, incorporated           Yes
           by reference to Exhibit B to the
           Partnership's Prospectus

  10.1.-   * Material Contracts                         Yes
  10.13.

  21.      List of Subsidiaries                         No

  24.      Powers of Attorney                           No

  27.      Financial Data Schedule                      No


   * Previously filed as exhibits to the Partnership's Registration Statement (as amended) on Form S-11 (File No. 33-19463) to the Securities Act of 1933.