Form 10-Q
period 1996-03-31
CARLYLE INCOME PLUS LP II
filed 1996-05-15
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:              CARLYLE INCOME PLUS, LTD. - II
                 Commission File No. 0-17705
                 Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended March 31, 1996.


Thank you.

Very truly yours,

CARLYLE INCOME PLUS, LTD.

By:              JMB Realty Corporation
                 Corporate General Partner


                 By:
                                   Gailen J. Hull, Senior Vice President
                                   and Principal Accounting Officer

GJH/jt
Enclosures


                                      SECURITIES AND EXCHANGE COMMISSION
                                             Washington, D.C.  20549

                                                   FORM 10-Q

                                  Quarterly Report under Section 13 or 15(d)
                                   of the Securities Exchange Act of 1934


For the quarter ended March 31, 1996                     Commission file
                                                          number 0-17705



                                      CARLYLE INCOME PLUS, L.P.-II
                        (Exact name of registrant as specified in its charter)




         Delaware                                              36-3555432
   (State of organization)                                (I.R.S. Employer
                                                        Identification No.)



 900 N. Michigan Ave., Chicago, Illinois                             60611
 (Address of principal executive office)                          (Zip Code)



Registrant's telephone number, including area code  312-915-1987



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ____      _____



                               TABLE OF CONTENTS




PART I  FINANCIAL INFORMATION


Item 1. Financial Statements. . . . . . . . . . . . . . . . . . . . .     3

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . . . . . . . . . .     16


PART II OTHER INFORMATION


Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . .     18

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .   19




PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                               CARLYLE INCOME PLUS, L.P.-II
                                                  (a limited partnership)
                                                 and Consolidated Venture

                                                Consolidated Balance Sheets

                                          March 31, 1996 and December 31, 1995

                                                          (Unaudited)


                                                          A s s e t s
                                                         --------------
                                                     March 31,   December 31,
                                                       1996         1995
                                                     ---------  ------------
Current assets:
  Cash and cash equivalents  . .. . . . . . .. .    $ 4,626,747   3,606,715
       Interest, rents and
        other receivables. . . . . . . . . . . .         42,577      54,610
       Prepaid expenses . . . . . . . . . . . ..          4,794      11,986
                                                       --------     -------

        Total current assets. . . . . .  . . . .      4,674,118   3,673,311
                                                       --------   ---------

Investment property, at cost:
       Land . .  . . . . . . . . . . . . . . . .      4,586,545   4,586,545
       Buildings and improvements . . . .  . . .     16,797,562  16,793,928
                                                       --------  ----------

                                                     21,384,107  21,380,473
       Less accumulated depreciation. . . .  . .      4,090,901   3,945,031
                                                       --------  ----------
         Total investment property, net of
          accumulated depreciation. . . . .. . .     17,293,206  17,435,442
                                                       -------- ----------




                                        CARLYLE INCOME PLUS, LP - II
                                           (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

Investment in unconsolidated affiliated
  corporation, at equity . . . . . . . . . . . .       24,006,936   24,284,252


Investment in unconsolidated
 venture, at equity   . . . . . . . . . . . . .         4,032,868    3,980,419
                                                         --------    ---------
                                                  $    50,007,128   49,373,424
                                                       ==========    =========

                         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                        --------------------------------------------------------

Current liabilities:
       Accounts payable  . . . . . . . . . . . .  $        95,672       21,939
       Amounts due to affiliates  . . .  . . . .           31,687       26,687
       Accrued real estate taxes. . . . . . .. .           61,287         --
                                                        ---------      -------
         Total current liabilities . . . . . . .          188,646       48,626
                                                        ---------     --------
Tenant security deposits. . .. . . . . . . . . .          105,882       107,369
                                                        ---------     --------
Commitments and contingencies


             Total liabilities . .  . . . . . . .         294,528      155,995
                                                        ---------     --------
Venture partner's subordinated equity
 in venture . . . . . . . . . . . . . . . . . . .       5,593,343    5,523,770
Partners' capital accounts
 (deficits):




                                    CARLYLE INCOME PLUS, LP - II
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE
                              CONSOLIDATED BALANCE SHEETS - CONTINUED

       General partners:
              Capital contributions . .. . . . . . . .    25,000      25,000
              Cumulative net earnings .  . . . . . . .   472,080     450,800
              Cumulative cash distributions . . .. . .  (771,032)   (771,032)
                                                       ---------   ---------
                                                        (273,952)   (295,232)
                                                       ---------   ---------
       Limited partners (64,269.53 interests):
              Capital contributions, net of
               offering costs and
               purchase discounts  . . . . . . . . .  55,256,131   55,256,131
              Cumulative net earnings . .  . . . . . . 7,466,222    7,061,904
              Cumulative cash distributions. . . . . (18,329,144) (18,329,144)
                                                     -----------  -----------
                                                      44,393,209   43,988,891

                   Total partners' capital accounts. .44,119,257   43,693,659
                                                      ----------   ----------
                                                     $50,007,128   49,373,424
                                                      ==========   ==========









              See accompanying notes to consolidated financial statements.

                                        CARLYLE INCOME PLUS, L.P.-II
                                          (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                 CONSOLIDATED  STATEMENTS OF OPERATIONS

                             THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                (UNAUDITED)

                                                         1996        1995
                                                     --------     -------

Income:
           Rental income. . .. . . . . . . . . . . $  832,786      821,018
           Interest income. .. . . . . . . . . . .     66,040       55,295
                                                     --------      -------

                                                      898,826      876,313
                                                     --------      -------

Expenses:
           Depreciation . .. . . . . . . . . . . .    145,870      143,158
           Property operating expenses. .. . . . .    470,753      391,040
           Professional services. . . . .. . . . .     28,000       25,000
           General and administrative . .. . . . .     78,353       27,838
                                                     --------      -------
                                                      722,976      587,036
                                                     --------      -------


           Operating earnings (loss). .. . . . . .    175,850      289,277

Partnership's share of earnings of
 unconsolidated affiliated
 corporation  . .. . . . . . . . . . . . . . . . .    266,872      256,600
Partnership's share of
 operations of unconsolidated
 venture  . . . . .  . . . . . . . . . . . . . . .     52,449      75,972


                                     CARLYLE INCOME PLUS, L.P.-II
                                        (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURE

                         CONSOLIDATED  STATEMENTS OF OPERATIONS - CONTINUED

Venture partner's share of
 venture's operations . . . . .. . . . . . . . .      (69,573)      (89,938)
                                                      -------        ------

         Net earnings (loss). . . . .  . . . . .     $425,598       531,911
                                                      =======      ========

           Net earnings (loss) per limited
      partnership interest  .. . . . . . . . . .     $   6.29          7.86
                                                      =======      ========

     Cash distributions per limited partnership
           interest . . . . . . . . . .  . . . .     $     --         16.00
                                                      =======      ========



       See accompanying notes to consolidated financial statements.


                                    CARLYLE INCOME PLUS, L.P.-II
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                           (UNAUDITED)

                                                       1996           1995
                                                   --------         ------

Cash flows from operating activities:
           Net earnings (loss). .  . . . . . .    $  425,598       531,911
           Items not requiring (providing)
            cash or cash equivalents:
           Depreciation . . . . .  . . . . . .       145,870       143,158
           Partnership's share of earnings
            of unconsolidated affiliated corporation,
            net of dividends. . .  . . . . . .       277,316       233,168
           Partnership's share of operations of
            unconsolidated venture, net of
            distributions . . . .  . . . . . .       (52,449)       74,028
           Venture partner's share of
            venture's  operations  . . . . . .        69,573        89,938

Changes in:
           Interest, rents and
            other receivables . .. . . . . . .        12,033        13,158
           Prepaid expenses . . .. . . . . . .         7,192         7,244
           Accounts payable . . .. . . . . . .        73,733        26,002
           Amounts due to affiliates . . . . .         5,000       (14,953)
           Unearned rents . . . . .  . . . . .            --        70,029
           Accrued real estate taxes . . . . .        61,287        67,263
           Tenant security deposits  . . . . .        (1,487)       (2,861)
                                                      -------      -------
           Net cash provided by (used in)
            operating activities. . .. . . . .     1,023,666     1,238,085
                                                   ---------    ----------

                                           CARLYLE INCOME PLUS, L.P.-II
                                               (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




Cash flows from investing activities:
           Net sales and maturities of
            short-term investments. . . . . . . . . . .    --       1,811,024
           Additions to investment properties           (3,634)       (62,720)
                                                       --------      --------

           Net cash provided by (used in) investing
            activities. . . . . . . . . . . . . . . . . (3,634)     1,748,304
                                                      --------      ---------

Cash flows from financing activities:
           Distributions to venture
            partner . . . . . . . . . . . . . . . . . .    --        (139,500)
           Distributions to limited partners               --      (1,028,312)
           Distributions to general
            partners. . . . . . . . . . . . . . . . . .    --         (54,122)
                                                      --------       --------

          Net cash provided by (used in) financing
            activities. . . . . . . . . . . . . . . . .   --       (1,221,934)
                                                      --------     ----------


           Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . .1,020,032      1,764,455

           Cash and cash equivalents,
            beginning of year . . . . . . . . . . . .3,606,715      2,009,565
                                                    ----------     ----------


                                       CARLYLE INCOME PLUS, L.P.-II
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


           Cash and cash equivalents,
            end of period . . . . . . . .  . .   $   4,626,747     3,774,020
                                                      ========     =========
Supplemental disclosure of
 cash flow information:
           Cash paid for mortgage and
            other interest. . .. . . . . . . . . $          --            --
                                                      ========     ==========
           Non-cash investing and
            financing activities. . . . . . . .  $          --             --
                                                      ========     ==========
















             See accompanying notes to consolidated financial statements.


                                   CARLYLE INCOME PLUS LIMITED - II
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

GENERAL

         Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


         The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts
of revenues and expenses during the reporting period.   Actual
results could differ from these estimates.

         Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

         The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Such costs recognized by the Partnership for the three months ended March
31, 1996 and 1995 aggregated $34,297 and $8,629, respectively, of which $31,687 was unpaid at March 31, 1996.



             CARLYLE INCOME PLUS LIMITED - II
                  ( A LIMITED PARTNERSHIP)
                  AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                March 31, 1996 and 1995



                      (Unaudited)
ASHBY APARTMENTS


     The Ashby at McLean investment property is 97% occupied at
March 31, 1996.   Two apartment complexes (one to contain 624
units, the other 594 units) are being developed in the Ashby sub-market. These new properties are expected to compete directly with The Ashby upon their projected completion and occupancy in late 1996, which could adversely affect future cash flow. The CIP/Ashby joint venture is conserving its working capital in order to fund budgeted 1996 capital costs of approximately $500,000.

1225 CONNECTICUT AVENUE

     1225 Investment Corporation incurred approximately $5,300,000 of anticipated tenant improvement costs, lobby renovation and sprinkler system costs related to the lease extension for Ernst & Young, as well as tenant improvement costs for other tenants in 1994 and 1995. Such costs were paid during 1994 and 1995 from the net proceeds of approximately $5,300,000 from the January 1994 refinancing of the existing mortgage loan secured by the property. The property remains 100% occupied at March 31, 1996.

LANDINGS SHOPPING CENTER

     During 1995, the JMB/Landings venture (the "venture") negotiated a three-year lease renewal (through May 31, 1998) with a tenant occupying 9,211 square feet (approximately 10%) of the owned leasable space at The Landings Shopping Center. In July 1995, this tenant's parent company filed for Chapter 11 bankruptcy protection. In January 1996, this tenant vacated its


                 CARLYLE INCOME PLUS LIMITED - II
                       ( A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



space, at which time it was approximately $27,000 in arrears with respect to its lease obligations. The venture is pursuing its legal remedies concerning these arrearages, however, collection of all or any of these past-due amounts is doubtful. The venture is pursuing potential replacement tenants for this space. Occupancy at the property decreased to 82% at March 31, 1996, from 95% at December 31, 1995 primarily as a result of the
aforementioned tenant vacating.   The parent company  of another
tenant (occupying approximately 12% of the owned leasable space at the property) filed for Chapter 11 bankruptcy protection in March 1996. Although this tenant continues to operate at this location, approximately $48,000 in delinquent rents are due as of the date of this report. The venture is pursuing its legal remedies concerning these arrearages. In addition, tenant leases representing approximately 10%, 22% and 25% of the leasable space at the property are scheduled to expire in 1996, 1997 and 1998, respectively, not all of which are expected to be renewed. The JMB/Landings joint venture is conserving its working capital in order to fund budgeted 1996 capital and tenant costs of approximately $100,000 and for potential future costs in connection with the lease up of the vacant space at The Landings Shopping Center.


               CARLYLE INCOME PLUS LIMITED - II
                    ( A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                March 31, 1996 and 1995

                    (Unaudited)



     UNCONSOLIDATED INVESTMENTS - SUMMARY INFORMATION


      JMB/LANDINGS

      Summary income statement information for JMB/Landings Associates for the three months ended March 31, 1996 and 1995 is as follows:

                                              1996                  1995
                                            ---------            ---------
     Total income . . . . . . . .            $ 269,945             328,155
                                             =========            =========

     Operating earnings . . . .              $ 104,898             151,944
                                             =========            =========
     Partnership's share
     of earnings. . . . . . . . .            $  52,449              75,972
                                           ===========           =========


                    CARLYLE INCOME PLUS LIMITED - II
                         ( A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                        March 31, 1996 and 1995

                                (Unaudited)


     1225 CONNECTICUT AVENUE, N.W.

     Summary income statements information for 1225 Investment
Corporation for the three months ended March 31, 1996 and 1996 is as follows:


                                                       1996         1995
                                                     ---------    --------

     Total income . . . . . . .                     $1,725,874   1,629,133
                                                     =========   =========

     Operating earnings . . . .                     $  612,935     589,344
                                                     =========   =========

     Partnership's share of
      earnings. . . . . . . . . .                   $  266,872     256,600
                                                     =========   =========

ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments
(consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.





PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

  In an effort to reduce Partnership operating expenses, the Partnership has elected to make semiannual rather than quarterly distributions of available operating cash flow beginning in November 1995. After reviewing the Partnership's properties and marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the nearer term), barring any unforeseen economic developments.

RESULTS OF OPERATIONS

         The increase in cash and cash equivalents at March 31, 1996 as compared to December 31, 1995 is attributable primarily to the Partnership's receipt of approximately $544,000 of dividends from 1225 Connecticut in February 1996. An additional increase in cash and cash equivalents is attributable to the operations of the Partnership's consolidated venture, CIP/Ashby, during the three months ended March 31, 1996. Additionally no operating cash flow distributions were made by the Partnership during the three months ended March 31, 1996 since the Partnership has elected to make semiannual (in May and November) rather than quarterly distributions.

         The increase in accounts payable at March 31, 1996 as compared to December 31, 1995 is due primarily to the timing of payments of operating expenses at the Ashby at McLean Apartments.

         The increase in accrued real estate taxes at March 31, 1996 as compared to December 31, 1995 is due to the accrual of real estate taxes at the Ashby at McLean Apartments, as mandated by the real estate tax payment due dates in the jurisdiction in which this property operates.

         The increase in property operating expenses for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is attributable primarily to an increase in utilities and repairs and maintenance expenses at the Ashby at McLean Apartments.

         The increase in general and administrative expenses for the three months ended March 31, 1996, as compared to the three months ended March 31,1995 is attributable primarily to the timing of the recognition of costs for certain outsourcing services, recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.


    The decrease in Partnership's share of operations of unconsolidated venture for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is attributable primarily to a decrease in occupancy and a corresponding decrease in rental income at The Landings Shopping
Center.

     The decrease in venture partner's share of venture's operations for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is due primarily to an increase in utilities and repairs and maintenance expenses at the Ashby at McLean Apartments.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION



The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                1995                  1996
                         -------------------------------------------------
                          At     At      At     At     At   At   At   At

                        3/31  6/30    9/30  12/31    3/31 6/30  9/30 12/31
                        ----  ----    ----  -----    ---- ---- ----- -----
1.  The Landings
    Shopping Center
      Sarasota,
       Florida . .      93%      91%   88%     95%    82%

2.  The Ashby at
    McLean
     McLean, Virginia. 97%      97%    98%     96%    97%

3.  1225 Connecticut
      Washington,
       D.C.. . . . .  100%     100%   100%     100%  100%







PART II.  OTHER INFORMATION

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3. The Prospectus of the Partnership dated May 24, 1988, as supplemented August 1988, April 28, 1989, December 22, 1989, February 28, 1990 and June 5 1990 as filed with the Commission pursuant to Rules 424 (b) and 424
                   (c), is hereby incorporated herein by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-17705) dated March 25, 1994.

         3.1 Agreement of Limited Partnership is set forth as Exhibit A of the Partnership's Prospectus, which is incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 33-19463 dated May 24, 1988.

         4.1 Assignment Agreement, incorporated by reference to Exhibit B to the Partnership's Prospectus

         10.1-     *Material Contracts

         10.10

         10.11 Closing statement dated January 28, 1994 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., are hereby incorporated by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

         10.12 Secured promissory note dated January 28, 1994 in the amount of $6,500,000 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., are hereby incorporated by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

         10.13 Secured promissory note dated January 28, 1994 in the amount of $500,000 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., are hereby incorporated by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

         27.       Financial Data Schedule

(b) No reports on Form 8-K have been filed for the quarter covered by this report.

         *Previously filed as exhibits to the Partnership's
         Registration Statement (as amended) on Form S-11 (File No. 33-194463) to the Securities Act of 1933.


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


                                          CARLYLE INCOME PLUS, L.P.-II

                                      BY:             JMB Realty Corporation
                                                   (Corporate General Partner)



                                           By:    Gailen J. Hull,
                                                  Senior Vice President
                                            Date: May 10, 1996


Pursuant to the requirements of the Securities Exchange Act of1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                                    Gailen J. Hull,
                                                    Principal Accounting Officer
                                              Date: May 10, 1996