Form 10-K/A
period 1995-12-31
CARLYLE INCOME PLUS LP II
filed 1996-05-28
CIK 827086

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10K/A

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





     The undersigned registrant hereby amends the following sections of its Report for December 31, 1995 on Form 10-K as set forth in the pages attached hereto:


                               PART III

    ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

                            Pages 55 to 57



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





Dated:  May 28, 1996





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1995 and 1994.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations.
The Associate General Partner of the Partnership, AGPP Associates, L.P., is an Illinois limited partnership (formerly known as Carlyle Income Associates, II, L.P.) with JMB as the sole general partner. The Associate General Partner may, upon agreement with the Corporate General Partner, from time to time participate in managing Partnership properties, including approval of leasing parameters, property management budgets and changes in investment objectives based on changes in market conditions. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval (if applicable) with respect to the management of real property (or any interest therein) of the Partnership.

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










                                  55

                                                            SERVED IN
     NAME                      OFFICE                      OFFICE SINCE
     ----                      ------                      ------------

     Judd D. Malkin            Chairman                    5/03/71
                               Director                    5/03/71
                               Chief Financial Officer     2/22/96
     Neil G. Bluhm             President                   5/03/71
                               Director                    5/03/71
     Burton E. Glazov          Director                    7/01/71
     Stuart C. Nathan          Executive Vice President    5/08/79
                               Director                    3/14/73
     A. Lee Sacks              Director                    5/09/88
     John G. Schreiber         Director                    3/14/73
     H. Rigel Barber           Executive Vice President    1/02/87
                               Chief Executive Officer     8/01/93
     Glenn E. Emig             Executive Vice President    1/01/93
                               Chief Operating Officer     1/01/95
     Gary Nickele              Executive Vice President and1/01/92
                               General Counsel             2/27/84
     Gailen J. Hull            Senior Vice President       6/01/88
     Howard Kogen              Senior Vice President       1/02/86
                               Treasurer                   1/01/91

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


                                  56


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



                                  57