Form 10-Q
period 1996-06-30
CARLYLE INCOME PLUS LP II
filed 1996-08-12
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  CARLYLE INCOME PLUS, LTD. - II
     Commission File No. 000-17705
     Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the 2nd quarter June 30, 1996.


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



For the quarter ended June 30, 1996          Commission file
                                             number 0-17705



                 CARLYLE INCOME PLUS, L.P.-II
    (Exact name of registrant as specified in its charter)




           Delaware                          36-3555432
    (State of organization)               (I.R.S. Employer
                                         Identification No.)



       900 N. Michigan Ave., Chicago, Illinois  60611
       (Address of principal executive office)(Zip Code)



Registrant's telephone number, including area code  312-915-1987



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ____      _____


TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . . .     3

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . . .    17


PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . . .    20

Item 6.  Exhibits and Reports on Form 8-K. . . . . . .    21

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                 CARLYLE INCOME PLUS, L.P.-II
                                   (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                              JUNE 30, 1996 AND December 31, 1995

                                          (UNAUDITED)

                                                A s s e t s
                                              --------------
                                              June 30,    December 31,
                                                1996          1995
                                             ---------    ------------
Current assets:
  Cash and cash equivalents  . . . . . . . $ 4,552,063       3,606,715
  Interest, rents and other receivables. .      64,693          54,610
  Prepaid expenses . . . . . . . . . . . .      27,949          11,986
                                            ----------      ----------
    Total current assets . . . . . . . . .   4,644,705       3,673,311
                                            ----------      ----------
Investment property, at cost:
  Land . . . . . . . . . . . . . . . . . .   4,586,545       4,586,545
  Buildings and improvements . . . . . . .  16,814,994      16,793,928
                                            ----------      ----------
                                            21,401,539      21,380,473
  Less accumulated depreciation. . . . . .   4,090,900       3,945,031
                                            ----------      ----------
    Total investment property, net of
     accumulated depreciation. . . . . . .  17,310,639      17,435,442
                                            ----------      ----------



                                 CARLYLE INCOME PLUS, LP - II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

Investment in unconsolidated affiliated
  corporation, at equity   . . . . . . .    23,785,789      24,284,252

Investment in unconsolidated
 venture, at equity    . . . . . . . . .     4,089,361       3,980,419
                                            ----------      ----------
                                       $    49,830,494      49,373,424
                                            ==========      ==========

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                   --------------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . .$       120,332         21,939
  Amounts due to affiliates  . . . . . .        23,272          26,687
  Accrued real estate taxes. . . . . . .       122,575              --
                                            ----------      ----------


    Total current liabilities. . . . . .       266,179          48,626
                                            ----------      ----------
Tenant security deposits . . . . . . . .       104,630         107,369
                                            ----------      ----------
Commitments and contingencies

        Total liabilities. . . . . . . .       370,809         155,995
                                            ----------      ----------
Venture partner's subordinated equity
 in venture  . . . . . . . . . . . . . .     5,738,228       5,523,770
Partners' capital accounts
 (deficits):

                                 CARLYLE INCOME PLUS, LP - II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

  General partners:
    Capital contributions. . . . . . . . .     25,000          25,000
    Cumulative net earnings. . . . . . . .    506,312         450,800
    Cumulative cash distributions. . . . .   (825,154)       (771,032)
                                             ---------       ---------
                                             (293,842)       (295,232)
                                             ---------       ---------

  Limited partners (64,269.53 interests):
    Capital contributions, net of
     offering costs and
     purchase discounts. . . . . . . . . . 55,256,131      55,256,131
    Cumulative net earnings. . . . . . . .  8,116,624       7,061,904
    Cumulative cash distributions. . . . .(19,357,456)    (18,329,144)
                                           ----------      ----------
                                           44,015,299      43,988,891
                                           ----------      ----------

        Total partners' capital accounts . 43,721,457      43,693,659
                                           ----------      ----------


                                         $ 49,830,494      49,373,424
                                           ==========      ==========



           See accompanying notes to consolidated financial statements.
/TABLE

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED  STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                          (UNAUDITED)
                        THREE MONTHS ENDED        SIX MONTHS ENDED
                               JUNE 30                 JUNE 30
                             1996     1995        1996           1995
                         --------  ---------   -------        --------

Income:
   Rental income . . . . .830,524    800,290   1,663,310     1,621,308
   Interest income . . . . 56,858     58,591     122,898       113,886
                          -------    -------     -------       -------
                          887,382    858,881   1,786,208     1,735,194
                          -------    -------     -------       -------

Expenses:
   Depreciation. . . . . .     --    143,158     145,870       286,316
   Property operating
    expenses . . . . . . .375,834    427,055     846,587       818,095
   Professional services . 22,366     33,500      50,366        58,500
   General and
    administrative . . . . 60,964     31,821     139,317        59,659
                         --------    -------    --------       -------
                          459,164    635,534   1,182,140     1,222,570
                         --------    -------    --------       -------

   Operating earnings
    (loss) . . . . . . . .428,218    223,347     604,068       512,624

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                      CONSOLIDATED  STATEMENTS OF OPERATIONS - CONTINUED


Partnership's share of
 earnings of
 unconsolidated
 affiliated corporation  .344,808   300,920     611,680       557,520
Partnership's share of
 operations of
 unconsolidated venture  .56,493     78,868     108,942       154,840
Venture partner's
 share of venture's
 operations. . . . . . . .(144,885) (72,354)   (214,458)     (162,292)
                         -------    --------  ---------      --------

   Net earnings (loss)   .$ 684,634  530,781  1,110,232      1,062,692
                         =======    ========  =========      =========

   Net earnings (loss)
    per limited
      partnership
      interest . . . . . .$   10.12     7.85      16.41          15.71
                         =======    ========  =========      =========

   Cash distributions
    per limited
    partnership
    interest . . . . . . .$   16.00     8.00      16.00          24.00
                          =======   ========     =======      ========

                 See accompanying notes to consolidated financial statements. /TABLE

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                          (UNAUDITED)
                                                   1996          1995
                                                  --------      ------

Cash flows from operating activities:
   Net earnings (loss) . . . . . .            $ 1,110,232   1,062,692
   Items not requiring (providing)
    cash or cash equivalents:
   Depreciation. . . . . . . . . .                145,870     286,316
   Partnership's share of earnings
    of unconsolidated affiliated corporation,
    net of dividends . . . . . . .                498,463     422,018
   Partnership's share of operations of
    unconsolidated venture, net of
    distributions. . . . . . . . .               (108,942)     (4,840)
   Venture partner's share of
    venture's  operations. . . . .                214,458     162,292

Changes in:
   Interest, rents and
    other receivables. . . . . . .                (10,083)     (9,378)
   Prepaid expenses. . . . . . . .                (15,963)    (14,390)
   Accounts payable. . . . . . . .                 98,393      10,637
   Amounts due to affiliates . . .                 (3,415)    (14,953)
   Unearned rents. . . . . . . . .                     --      76,709
   Accrued real estate taxes . . .                122,575     134,458


                                CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                     1996       1995
                                                   -------     -------
   Tenant security deposits. . . .                 (2,739)     (3,686)
                                                ----------  ----------
   Net cash provided by (used in)
    operating activities . . . . .              2,048,849   2,107,875
                                                ----------  ----------
Cash flows from investing activities:
   Net purchases of short-term
    investments. . . . . . . . . .                     --  (1,607,183)
   Additions to investment properties             (21,067)    (80,452)
                                                ----------  ----------
   Net cash provided by (used in) investing
    activities . . . . . . . . . .                (21,067) (1,687,635)
                                                ----------  ----------
Cash flows from financing activities:
   Distributions to venture
    partner. . . . . . . . . . . .                     --    (170,500)
   Distributions to limited partners           (1,028,312) (1,542,469)
   Distributions to general
    partners . . . . . . . . . . .                (54,122)    (81,182)
                                                ----------  ----------
   Net cash provided by (used in) financing
    activities . . . . . . . . . .             (1,082,434) (1,794,151)
                                                ---------- ----------
   Net increase (decrease) in cash and
    cash equivalents . . . . . . .                945,348  (1,373,911)
   Cash and cash equivalents,
    beginning of year. . . . . . .              3,606,715   2,024,097
                                                ---------   ----------

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


   Cash and cash equivalents,
    end of period. . . . . . . . .            $  4,552,063     650,186
                                                  ========   =========
Supplemental disclosure of
 cash flow information:
   Cash paid for mortgage and
    other interest . . . . . . . .            $        --          --
                                                  ========  ==========
   Non-cash investing and
    financing activities . . . . .            $        --          --
                                                  ========  ==========
















                 See accompanying notes to consolidated financial statements.

/TABLE

              CARLYLE INCOME PLUS LIMITED - II
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    June 30, 1996 and 1995

                          (Unaudited)


GENERAL

  Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's
1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

  Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

  The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions

                  CARLYLE INCOME PLUS LIMITED - II
                      ( A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 were as follows:


                                               Unpaid at
                                                June 30,
                              1996      1995       1996
                            ------     -----  ----------

Insurance commissions. . .$    588     2,984          --

Reimbursement (at cost)
 for salary and salary-
 related expenses related
 to the on-site and other
 costs for the Partnership
 and its investment
 properties. . . . . . . .  27,413    27,983      23,272
                            ------    ------      ------
                          $ 28,001    30,967      23,272
                            ======    ======      ======
ASHBY APARTMENTS

     The property is 96% occupied at June 30, 1996. Two apartment complexes (one to contain 624 units, the other 594 units) are being developed in the Ashby sub-market. These new properties are expected to compete directly with The Ashby upon their projected completion and occupancy in late 1996, which could adversely affect future cash flow. The CIP/Ashby joint venture (the "venture") is conserving its working capital in order to fund budgeted 1996 capital costs of approximately $500,000, only a minor portion of which has been expended at June 30, 1996.

      In July 1996, the venture entered into a contract with a potential purchaser for the sale of this property for a sale price of $21,400,000, payable in cash at closing. The sale of the property is subject to the closing of the transaction including satisfaction of certain closing conditions. There can be no assurance, however, that the final sale agreement will not differ in various respects from the present agreement, or that the sale of the property will be consummated on any terms. If the sale is consummated under the proposed terms, the venture

                  CARLYLE INCOME PLUS LIMITED - II
                     ( A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                              (Unaudited)

would recognize a gain of approximately $3,700,000 for financial reporting purposes (of which the Partnership's share would be approximately $2,553,000), primarily as a result of a $7,572,479 value impairment recorded by the venture in 1994 (of which the Partnership's share was $5,225,011), and would recognize a loss of approximately $3,400,000 for Federal income tax reporting purposes in 1996 (of which the Partnership's share would be approximately $ 2,346,000).

     The property was classified as held for sale as of April 1, 1996 and therefore has not been subject to continued depreciation as of that date. The accompanying consolidated financial statements include $843,204 and $803,612 of revenues for the three months ended June 30, 1996 and 1995 and $375,834 and $570,213 of operating expenses for the three months ended June 30, 1996 and 1995 , respectively. The property had a net carrying value of $17,310,639 and $17,435,442 at June 30, 1996 and December 31, 1995, respectively.


1225 CONNECTICUT AVENUE

     1225 Investment Corporation incurred approximately $5,300,000 of anticipated tenant improvement costs, lobby renovation and sprinkler system costs related to the lease extension for Ernst & Young, as well as tenant improvement costs for other tenants in 1994 and 1995. Such costs were paid during 1994 and 1995 from the net proceeds of approximately $5,300,000 from the January 1994 refinancing of the existing mortgage loan secured by the property. The property remains 100% occupied at June 30, 1996.

LANDINGS SHOPPING CENTER

      Occupancy at the property decreased to 65% at June 30, 1996, from 82% at March 31, 1996 primarily as a result of the vacating of four tenants which occupied approximately 16,700 square feet. The JMB/Landings joint ventue (the "venture") is pursuing its legal remedies concerning the approximately $88,000 in aggregate arrearages due from various tenants, including approximately $35,000 in delinquent rents due from a tenant occupying 11,200 square feet whose parent company recently filed for bankruptcy protection.

                      CARLYLE INCOME PLUS LIMITED - II
                          ( A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                  (Unaudited)


In addition tenant leases representing approximately 19% and 26% of the leasable space at the property are scheduled to expire in 1997 and 1998, respectively, not all of which are expected to be renewed. The venture is conserving its workingcapital in order to fund budgeted 1996 capital and tenant costs of approximately $100,000 (most of which has not been expended at June 30, 1996) and for potential future costs in connection with the lease up of the vacant space.

                  CARLYLE INCOME PLUS LIMITED - II
                      ( A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURE

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            (Unaudited)



 UNCONSOLIDATED INVESTMENTS - SUMMARY INFORMATION


  JMB/LANDINGS

  Summary income statement information for JMB/Landings Associates for the six months ended June 30, 1996 and 1995 is as follows:

                            1996         1995
                          ---------    ---------
 Total income. . . . . . .$ 579,910     651,114
                          =========    =========

 Operating earnings. . . .$ 217,884     309,680
                          =========    =========
 Partnership's share
 of earnings . . . . . . .$ 108,942    154,840
                          =========    =========

                     CARLYLE INCOME PLUS LIMITED - II
                         ( A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                                (Unaudited)


 1225 CONNECTICUT AVENUE, N.W.

 Summary income statement information for 1225 Investment Corporation for the six months ended
June 30, 1996 and 1995 is as follows:
                             1996         1995
                          ---------    ---------

 Total income. . . . . .$ 3,602,747    3,369,836
                          =========    =========
 Operating earning . . .$ 1,404,870    1,280,478
                          =========    =========
 Partnership's share of
  earnings . . . . . . .$   611,680      557,520
                          =========    =========

ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.

/TABLE

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

  During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 2,997 Interests in the Partnership at $350 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 564 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offer{s} for Interests. Expenses incurred in connection with the previous tender offer and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

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

RESULTS OF OPERATIONS

  The increase in cash and cash equivalents at June 30, 1996 as compared to December 31, 1995 is attributable primarily to the Partnership's receipt of approximately $1,110,000 of dividends from 1225 Investment Corporation in 1996. An additional increase in cash and cash equivalents is attributable to the operations of the Partnership's consolidated venture, CIP/Ashby, during the six months ended June 30, 1996. These increases were partly offset by the Partnership's semiannual distribution in May 1996 of approximately $1,082,000 ($16 per Interest to the Limited Partners and the General Partners' share of such distribution).

  The increase in accounts payable at June 30, 1996 as compared to December 31, 1995 is due primarily to the timing of payments of operating expenses at the Ashby at McLean Apartments.

  The increase in accrued real estate taxes at June 30, 1996 as compared to December 31, 1995 is due to the accrual of real estate taxes at the Ashby at McLean Apartments, as mandated by the real estate tax payment due dates in the jurisdiction in which this property operates.

  The decreases in depreciation expense for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 are attributable to the suspension of depreciation as of April 1, 1996 on the Ashby at McLean Apartments, as such property was classified as held for sale as of April 1, 1996.

  The decrease in property operating expenses for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 is attributable primarily to a decrease in certain administrative expenses and repairs and maintenance expenses at the Ashby at McLean Apartments.


  The increases in general and administrative expenses for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995 are attributable primarily to the timing of the recognition of costs for certain outsourcing services, the recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.

  The increases in Partnership's share of earnings of unconsolidated affiliated corporation for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 are due primarily to higher effective rents and a corresponding increase in rental income at the 1225 Connecticut Avenue, N.W. office building in 1996.

  The decreases in Partnership's share of operations of unconsolidated venture for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 are attributable primarily to a decrease in occupancy and a corresponding decrease in rental income at The Landings Shopping Center.

  The increases in venture partner's share of venture's operations for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 are attributable primarily to the suspension of depreciation expense as of April 1, 1996 and the decrease in certain administrative expenses and repairs and maintenance expenses at the Ashby at McLean Apartments.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                           OCCUPANCY

The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                                   1995                    1996
                                         --------------------------------------------------
                                              At    At    At   At    At    At    At    At

                                             3/31  6/30  9/3012/31  3/31  6/30  9/30 12/31
                                             ----  ----  ---------  ----  ---- ----- -----
1.  The Landings Shopping Center
      Sarasota, Florida.                      93%   91%   88%  95%   82%  65%

2.  The Ashby at McLean Apartments
      McLean, Virginia .                      97%   97%   98%  96%   97%  96%

3.  1225 Connecticut Avenue
      Washington, D.C. .                     100%  100%  100% 100%  100% 100%



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

  *Previously filed as exhibits to the Partnership's
  Registration Statement (as amended) on Form S-11 (File No. 33-
  194463) to the Securities Act of 1933.

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


                             CARLYLE INCOME PLUS, L.P.-II

                             BY:  JMB Realty Corporation
                                  (Corporate General Partner)




                             By:  Gailen J. Hull,
                                  Senior Vice President
                                  Date: August 9, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                  Gailen J. Hull,
                                  Principal Accounting Officer
                                  Date: August 9, 1996