Form 10-Q
period 1996-09-30
CARLYLE INCOME PLUS LP II
filed 1996-11-13
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  CARLYLE INCOME PLUS, LTD. - II
     Commission File No. 0-17705
     Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the 3rd quarter September 30, 1996.


Thank you.

Very truly yours,

CARLYLE INCOME PLUS, LTD. - II

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



For the quarter ended September 30, 1996     Commission file
                                             number 0-17705



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
     ____      _____


                                              TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . . .     3

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . . .    18


PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . . .    22

Item 6.  Exhibits and Reports on Form 8-K. . . . . . .    23

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                 CARLYLE INCOME PLUS, L.P.-II
                                   (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                          (UNAUDITED)

                                                A s s e t s
                                              --------------
                                         SEPTEMBER 30,    DECEMBER 31,
                                             1996             1995
                                           ---------      ------------
Current assets:
  Cash and cash equivalents  . . . . . . .$ 26,246,390       3,606,715
  Interest, rents and other receivables. .     117,217          54,610
  Prepaid expenses . . . . . . . . . . . .      20,893          11,986
                                            ----------      ----------
    Total current assets . . . . . . . . .  26,384,500       3,673,311
                                            ----------      ----------
Investment property, at cost:
  Land . . . . . . . . . . . . . . . . . .         --        4,586,545
  Buildings and improvements . . . . . . .         --       16,793,928
                                            ----------      ----------
                                                   --       21,380,473
  Less accumulated depreciation. . . . . .         --        3,945,031
                                            ----------      ----------
    Total investment property, net of
     accumulated depreciation. . . . . . .         --       17,435,442
                                            ----------      ----------

                                 CARLYLE INCOME PLUS, LP - II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

Investment in unconsolidated affiliated
  corporation, at equity   . . . . . . .    23,559,417      24,284,252

Investment in unconsolidated
 venture, at equity    . . . . . . . . .     4,131,853       3,980,419
                                            ----------      ----------
                                         $    54,075,770    49,373,424
                                            ==========      ==========

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                   --------------------------------------------------------
Current liabilities:
  Accounts payable . . . . . . . . . . .   $    50,379          21,939
  Amounts due to affiliates  . . . . . .        32,491          26,687
                                            ----------      ----------


    Total current liabilities. . . . . .        82,870          48,626
                                            ----------      ----------
Tenant security deposits . . . . . . . .           --          107,369
                                            ----------      ----------
Commitments and contingencies

        Total liabilities. . . . . . . .        82,870         155,995
                                            ----------      ----------
Venture partner's subordinated equity
 in venture  . . . . . . . . . . . . . .     7,031,889       5,523,770
Partners' capital accounts
 (deficits):

                                 CARLYLE INCOME PLUS, LP - II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

  General partners:
    Capital contributions. . . . . . . . .     25,000          25,000
    Cumulative net earnings (losses) . . .    567,323         450,800
    Cumulative cash distributions. . . . .   (825,154)       (771,032)
                                            ---------        ---------
                                             (232,831)       (295,232)
                                            ---------        ---------

  Limited partners (64,269.53 interests):
    Capital contributions, net of
     offering costs and
     purchase discounts. . . . . . . . . . 55,256,131      55,256,131
    Cumulative net earnings (losses) . . . 11,295,167       7,061,904
    Cumulative cash distributions. . . . .(19,357,456)    (18,329,144)
                                           ----------      ----------
                                           47,193,842      43,988,891
                                           ----------      ----------

        Total partners' capital accounts . 46,961,011      43,693,659
                                           ----------      ----------


                                         $ 54,075,770      49,373,424
                                           ==========      ==========



                   See accompanying notes to consolidated financial statements. /TABLE

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED  STATEMENTS OF OPERATIONS

                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                          (UNAUDITED)
                        THREE MONTHS ENDED       NINE MONTHS ENDED
                          SEPTEMBER 30            SEPTEMBER 30
                             1996     1995        1996           1995
                         --------  ---------   -------        --------

Income:
   Rental income . . . .$ 693,486    826,742   2,356,796     2,448,050
   Interest income . . . .158,546     66,178     281,444       180,064
                          -------    -------     -------       -------
                          852,032    892,920   2,638,240     2,628,114
                          -------    -------     -------       -------
Expenses:
   Depreciation. . . . . .    --     148,781     145,870       435,097
   Property operating
    expenses . . . . . . .296,595    378,636   1,143,182     1,196,731
   Professional services . 33,225        --       83,591        58,500
   General and
    administrative . . . . 29,278     75,217     168,595       134,876

                         --------    -------    --------       -------
                          359,098    602,634   1,541,238     1,825,204
                         --------    -------    --------       -------
   Operating earnings
    (loss) . . . . . . . .492,934    290,286   1,097,002       802,910


                                CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                      CONSOLIDATED  STATEMENTS OF OPERATIONS - CONTINUED

Partnership's share of
 earnings of
 unconsolidated
 affiliated corporation  .      339,584    299,347     951,264       856,867
Partnership's share of
 operations of
 unconsolidated venture  .       42,492 (1,700,987)    151,434    (1,546,147)
Venture partner's
 share of venture's
 operations. . . . . . . .     (159,618)   (94,308)   (374,076)     (256,600)
                                -------    --------  ---------      --------
   Net operating earnings
    (loss) . . . . . . . .      715,392 (1,205,662)  1,825,624      (142,970)

Gain on sale of investment
 property, net of venture
 partner's share . . . . .    2,524,162         --   2,524,162            --
                                --------   --------  ----------     ---------
   Net earnings (loss)   .  $ 3,239,554 (1,205,662)  4,349,786      (142,970)
                                =======    ========  =========      =========
   Net earnings (loss)
    per limited partnership
    interest:

       Net operating earnings
       (loss)  . . . . . .  $     10.58     (17.82)      26.99         (2.11)

       Net gain on sale of
       investment property        38.88         --       38.88            --
                                --------   --------  ----------     ---------
                            $     49.46     (17.82)      65.87         (2.11)
                                =======    ========    ========     =========

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE


                      CONSOLIDATED  STATEMENTS OF OPERATIONS - CONTINUED



   Cash distributions
    per limited
    partnership
    interest . . . . . . .$         --  8.00       16.00         32.00
                          =======   ========     =======      ========

                 See accompanying notes to consolidated financial statements. /TABLE

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                          (UNAUDITED)
                                                   1996          1995
                                                  --------   ------
Cash flows from operating activities:
   Net earnings (loss) . . . . . .            $ 4,349,786    (142,970)
   Items not requiring (providing)
    cash or cash equivalents:
   Depreciation. . . . . . . . . .                145,870     435,097
   Total gain on sale of investment
    property . . . . . . . . . . .             (3,658,205)         --
   Partnership's share of earnings
    of unconsolidated affiliated corporation,
    net of dividends . . . . . . .                724,835     612,440
   Partnership's share of operations of
    unconsolidated venture, net of
    distributions. . . . . . . . .               (151,434)  1,546,147
   Venture partner's share of
    venture's  operations and
    gain on sale . . . . . . . . .              1,508,119     256,600

Changes in:
   Interest, rents and
    other receivables. . . . . . .                (62,607)     20,915
   Prepaid expenses. . . . . . . .                 (8,907)     (7,103)
   Accounts payable. . . . . . . .                 28,440      43,634

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                     1996       1995
                                                ------------   -------

   Amounts due to affiliates . . .                  5,804     (13,081)
   Unearned rents. . . . . . . . .                     --      56,538
   Accrued real estate taxes . . .                     --      84,949
   Tenant security deposits. . . .               (107,369)     (2,854)
                                                ----------  ----------
   Net cash provided by (used in)
    operating activities . . . . .              2,774,332   2,890,312
                                                ----------  ----------
Cash flows from investing activities:
   Net sales and maturities
   (purchases) of short-term
    investments. . . . . . . . . . . .                --    2,109,006
   Additions to investment property. .            (48,234)   (93,142)
   Partnership's distributions from
    unconsolidated venture . . . . . .                --      250,000
   Cash proceeds from sale of investment
   property, net of selling expenses .         20,996,011          --
                                                ----------  ----------
   Net cash provided by (used in) investing
    activities . . . . . . . . . . . .         20,947,777    2,265,864
                                                ----------  ----------
Cash flows from financing activities:
   Distributions to venture  . . . . .
    partner. . . . . . . . . . . . . .                 --    (325,500)
   Distributions to limited partners .         (1,028,312) (2,056,625)
   Distributions to general partners .            (54,122)   (108,243)
                                                ----------  ----------
   Net cash provided by (used in) financing
    activities . . . . . . . . . . . .         (1,082,434) (2,490,368)
                                                ---------- ----------

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

   Net increase (decrease) in cash and
    cash equivalents . . . . . . . . .         22,639,675   2,665,808
   Cash and cash equivalents,
    beginning of year. . . . . . . . .          3,606,715   2,024,097
                                                ---------   ----------
   Cash and cash equivalents,
    end of period. . . . . . . . . . .       $ 26,246,390    4,689,905
                                              ============  ==========
Supplemental disclosure of
 cash flow information:
   Cash paid for mortgage and
    other interest . . . . . . . . . .        $        --         --
                                                  ========  ==========
   Non-cash investing and
    financing activities . . . . . . .        $        --         --
                                                  ========  ==========












                 See accompanying notes to consolidated financial statements. /TABLE

                     CARLYLE INCOME PLUS LIMITED - II
                           (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  September 30, 1996 and 1995

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

  Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

  The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions


                   CARLYLE INCOME PLUS LIMITED - II
                      ( A LIMITED PARTNERSHIP)
                     AND CONSOLIDATED VENTURE

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            (Unaudited)

and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                               Unpaid at
                                           September 30,
                              1996      1995       1996
                            ------     -----  ----------

Insurance commissions. . .$    588     2,984         --

Reimbursement (at cost)
 for salary and salary-
 related expenses related
 to the on-site and other
 costs for the Partnership
 and its investment
 properties. . . . . . . .  40,642    85,771      32,491
                            ------    ------      ------
                        $   41,230    88,755      32,491
                            ======    ======      ======

  All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.

ASHBY APARTMENTS

     The property was classified as held for sale as of April 1, 1996 and therefore has not been subject to continued depreciation as of that date. The accompanying consolidated financial statements include $2,495,749 and $2,459,571 of revenues for the nine months ended September 30, 1996 and 1995 and $1,289,052 and $1,631,928 of operating expenses for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of $17,435,442 at December 31, 1995.

      In July 1996,the CIP/Ashby joint venture ( the "venture") entered into a contract with a potential purchaser for the sale of this property for a sale price of $21,400,000 (before selling costs), payable in cash at closing. Pursuant to such contract,


                    CARLYLE INCOME PLUS LIMITED - II
                        ( A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               (Unaudited)

the property was sold August 26, 1996. The venture has recognized a gain on sale of $3,658,205 for financial reporting purposes (of which the Partnership's share is $2,524,162), primarily as a result of a $7,572,479 value impairment recorded by the venture in 1994 (of which the Partnership's share was $5,225,011), and expects to recognize a loss of approximately $3,565,000 for Federal income tax reporting purposes in 1996 (of which the Partnership's share will be approximately $2,460,000).



1225 CONNECTICUT AVENUE

     1225 Investment Corporation incurred approximately $5,300,000 of anticipated tenant improvement costs, lobby renovation and sprinkler system costs related to the lease extension for Ernst & Young, as well as tenant improvement costs for other tenants in 1994 and 1995. Such costs were paid during 1994 and 1995 from the net proceeds of approximately $5,300,000 from the January 1994 refinancing of the existing mortgage loan secured by the property. The property remains 100% occupied at September 30, 1996.

LANDINGS SHOPPING CENTER

      Occupancy at the property increased to 67% at September 30, 1996, from 65% at June 30, 1996, but down from 82% at March 31, 1996 primarily as a result of the vacating of four tenants which occupied approximately 16,700 square feet. The JMB/Landings joint venture (the "venture") is pursuing its legal remedies concerning the approximately $148,000 in aggregate arrearages due from various tenants, including approximately $45,000 in delinquent rents due from a tenant occupying 11,200 square feet whose parent company filed for bankruptcy protection earlier in 1996. In addition, tenant leases representing approximately 22% and 26% of the leasable space at

               CARLYLE INCOME PLUS LIMITED - II
                  ( A LIMITED PARTNERSHIP)
                  AND CONSOLIDATED VENTURE

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                          (Unaudited)


the property are scheduled to expire in 1997 and 1998, respectively, not all of which are expected to be renewed. The venture is conserving its working capital in order to fund budgeted 1996 capital and tenant costs of approximately $130,000 (most of which has not been expended at September 30, 1996) and for potential future costs in connection with the lease-up of the vacant space, for which the venture is actively pursuing replacement tenants.

                CARLYLE INCOME PLUS LIMITED - II
                    ( A LIMITED PARTNERSHIP)
                    AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            (Unaudited)



 UNCONSOLIDATED INVESTMENTS - SUMMARY INFORMATION


  JMB/LANDINGS

  Summary income statement information for JMB/Landings Associates for the nine months ended September 30, 1996 and 1995 is as follows:

                            1996         1995
                          ---------    ---------
 Total income. . . . . . . $856,057      975,791
                          =========    =========

 Operating
  earnings (loss). . . . . $302,867  (3,092,294)
                          =========    =========
 Partnership's share
 of earnings (loss). . . . $151,434  (1,546,147)
                          =========    =========

CARLYLE INCOME PLUS LIMITED - II
( A LIMITED PARTNERSHIP)
AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                                          (Unaudited)


 1225 CONNECTICUT AVENUE, N.W.

 Summary income statement information for 1225 Investment Corporation for the nine months ended
September 1996 and 1995 is as follows:
                             1996         1995
                          ---------    ---------

 Total income. . . . . .$ 5,491,621    5,108,000
                          =========    =========
 Operating earnings. . .$ 2,184,805    1,968,000
                          =========    =========
 Partnership's share of
  earnings . . . . . . .$   951,264      856,867
                          =========    =========

ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and
1995.

/TABLE

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

  During the second quarter of 1996 some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 2,997 Interests in the Partnership at $350 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 564 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquiries from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offer for Interests.

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

  Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining investment properties, without a dramatic improvement in market conditions, aggregate distributions from sale proceeds received by the Limited Partners over the entire term of the Partnership are expected to approximate slightly more than half of their original investment. These aggregate sale proceeds when combined with aggregate distributions of net cash flow over the entire term of the Partnership are expected to approximate slightly less then the Limited Partners' original investment.

RESULTS OF OPERATIONS

  The increase in cash and cash equivalents at September 30, 1996 as compared to December 31, 1995 is attributable primarily to the Partnership's consolidated venture's, (CIP/Ashby) receipt of approximately $20,996,000 (of which the Partnership's share is approximately $14,487,000) of sale proceeds from the August 1996 sale of the Ashby at McLean Apartments. Such proceeds are expected to be distributed to the Partnership and the affiliated venture partner in the fourth quarter of 1996. Additional increases in cash and cash equivalents are due primarily to the Partnership's receipt of approximately $1,676,000 of dividends from 1225 Investment Corporation in 1996 and to the operations of CIP/Ashby during the nine months ended September 30, 1996. These increases were partly offset by the Partnership's semiannual distribution in May 1996 of approximately $1,082,000 ($16 per Interest to the Limited Partners and $54,122 to the General Partners).

  The increase in interest, rents and other receivables at September 30, 1996 as compared to December 31, 1995 is attributable primarily to CIP/Ashby's temporary investment of the Ashby at McLean Apartments sale proceeds in interest bearing cash equivalents at September 30, 1996.

  The decreases in investment property and tenant security deposits at September 30, 1996 as compared to December 31, 1995 are due to the August 1996 sale of the Ashby at McLean
Apartments.

  The increase in accounts payable at September 30, 1996 as compared to December 31, 1995 is attributable primarily to fees due by the Partnership in connection with tender offer matters, as discussed above, and for sale-related fees due by CIP/Ashby at September 30, 1996.

  The decreases in rental income and property operating expenses for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 are attributable primarily to CIP/Ashby's August 1996 sale of the Ashby at McLean Apartments.
  The decreases in depreciation expense for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 are attributable to the suspension of depreciation as of April 1, 1996 on the Ashby at McLean Apartments, as such property was classified as held for sale as of April 1, 1996.

  Fees for professional services increased for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 primarily as a result of expenses incurred in connection with tender offer matters, as discussed above.

  The increase in general and administrative expenses for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is attributable primarily to the timing of the recognition of costs for certain outsourcing services and the timing of the recognition of certain printing
costs in 1996.   The decrease in general and administrative
expenses for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 is attributable primarily to the recognition of certain prior year reimbursable costs to affiliates of the General Partners during the three months ended September 30, 1995.

  The increases in Partnership's share of earnings of unconsolidated affiliated corporation for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 are due primarily to higher effective rents and a corresponding increase in rental income at the 1225 Connecticut Avenue, N.W. office building in 1996.

  Partnership's share of operations of unconsolidated venture for the three and nine months ended September 30, 1995 contain the Partnership's share ($1,750,000) of the provision for value impairment record by the JMB/Landings joint venture. Such increases were partly offset by a decrease in the operations of JMB/Landings which resulted primarily from a decrease in occupancy and a corresponding decrease in rental income at The Landings Shopping Center in 1996.

  The increases in venture partner's share of venture's operations for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 are attributable primarily to an increase in the operations of the CIP/Ashby venture primarily as a result of the suspension of depreciation at the Ashby at McLean investment property, as such property was classified as held for sale as of April 1, 1996. The related change in venture partner's subordinated equity in venture at September 30, 1996 as compared to December 31, 1995 is attributable primarily to the venture partner's share ($1,134,043) of the gain on sale of the Ashby at McLean Apartments and to the aforementioned suspension of depreciation at the property.

  The gain on sale of investment property is attributable to the August 1996 sale of the Ashby at McLean Apartments.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                           OCCUPANCY

The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                 1995                    1996
                                --------------------------------------------------
                                At    At    At   At    At    At    At    At

                              3/31  6/30  9/3012/31  3/31  6/30  9/30 12/31
                              ----  ----  ---------  ----  ---- ----- -----
1.  The Landings Shopping
      Center
       Sarasota, Florida.      93%   91%   88%  95%   82%  65%   67%

2.  The Ashby at McLean
     Apartments
      McLean, Virginia .       97%   97%   98%  96%   97%  96%   N/A

3.  1225 Connecticut Avenue
      Washington, D.C. .      100%  100%  100% 100%  100% 100%  100%

--------------
  An N/A indicates that the property was not owned by the Partnership at the end of the quarter.

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

  10.14 Real Property Purchase Agreement between CIP/Ashby Partners and WRIT Limited Partnership dated July 19, 1996 relating to the sale by the Partnership (through the CIP/Ashby joint venture) of the Ashby at Mclean Apartments is hereby incorporated herein by reference to the Partnership's report for August 26, 1996 on Form
         8-K   (File No. 0-17705) dated September 6, 1996.

27.      Financial Data Schedule

(b) The following report on Form 8-K has been filed for the quarter covered by this report.

       (i)     The Partnership report on Form 8-K (File No. 0-
       17705) for August 26, 1996 describing the sale of the
       Ashby at Mclean Apartments was filed.  The report was
       dated September 6, 1996.
_____________

       *Previously filed as exhibits to the Partnership's
       Registration Statement (as amended) on Form S-11 (File
       No. 33- 194463) to the Securities Act of 1933.

                          SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CARLYLE INCOME PLUS, L.P.-II

                             BY:  JMB Realty Corporation
                                  (Corporate General Partner)




                             By:  Gailen J. Hull,
                                  Senior Vice President
                                  Date:  November 8,  1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                  Gailen J. Hull,
                                  Principal Accounting Officer
                                  Date: November 8, 1996