Form 10-K405
period 1996-12-31
CARLYLE INCOME PLUS LP II
filed 1997-03-28
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:   Carlyle Income Plus, L.P. - II
      Commission File No. 0-17705
      Form 10-K

Gentlemen:

Transmitted, for the above-mentioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-K for the year ended December 31, 1996.


Thank you.

Very truly yours,

CARLYLE INCOME PLUS, L.P. - II

By:   JMB Realty Corporation
      Corporate General Partner



      By:   -------------------------------
            Gailen J. Hull, Senior Vice President
            and Principal Accounting Officer

CSN:vb
Enclosures
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the fiscal year
ended December 31, 1996        Commission file number 0-17705


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


Registrant's telephone number,including area code 312/915-1987

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
Title of each class                             which registered
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None


             TABLE OF CONTENTS

                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .    4

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .    6

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . .    6


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters . . . . . . . .    6

Item 6.      Selected Financial Data . . . . . . . . . . . .    8

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .   13

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   18

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . . .   60


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .   60

Item 11.     Executive Compensation. . . . . . . . . . . . .   64

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   65

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   66

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K.. . . . . . . . . . . .   66


PART IV

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   69

                                PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated
Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real property investments are located in Washington, D.C. and Florida and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2038. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999 (sooner if the properties are sold in the nearer term), barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:

                                                         SALE OR DISPOSITION
                                                          DATE, OR IF OWNED
                                                        AT DECEMBER 31, 1996
NAME, TYPE OF PROPERTY                      DATE OF       ORIGINAL INVESTED
    AND LOCATION                  SIZE     PURCHASE     CAPITAL PERCENTAGE (a)          TYPE OF OWNERSHIP
----------------------         ----------  --------     --------------------          -------------------
1.  The Landings
    Shopping Center
    Sarasota, Florida            94,000     8/16/88              13%                  fee ownership of
                                 sq. ft                                               land and improvements
                                 n.r.a                                                (through a joint venture
                                    .                                                 partnership) (b)

2.  Ashby at McLean
    Apartments
    McLean, Virginia
     . . . . . . . . . .        250 units   2/28/90            8/26/96                fee ownership of land
                                                                                      and improvements
                                                                                      (through a joint venture
                                                                                      partnership (b) (e)
3.  1225 Connecticut
    Avenue, N.W.
    Office Building
    Washington, D.C.            203,000     5/24/90              49%                  fee ownership of land
                                sq.ft                                                 and improvements
                                g.l.a.                                                (through a corporation)
                                 g.l.a.                                               (c)(d)

----------

     (a)  The computation of this percentage for properties held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering described above and in Item 7.

     (b)  Reference is made to the Notes for a description of the joint venture partnership through which the Partnership has made this real property investment.

     (c)  Reference is made to the Notes relating to 1225 Investment Corporation for a description of the corporation through which the Partnership has made this real property investment.

     (d)  Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

     (e) This property has been sold.  Reference is made to the Notes for a further description of the sale.
/TABLE

    On August 26, 1996, CIP/Ashby Partners sold the Ashby at
McLean Apartments. Reference is made to the Notes for a further description of such transactions.

      The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1996 are adequately insured.

     The Partnership has no employees other than personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners of the Partnership and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owns or owned through joint venture partnerships and a corporation, interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:

                                                                 1995                        1996
                                                        ------------------------       ---------------------
                                                                At     At     At     At     At     At     At
                              Principal Business       3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                              ------------------       ----   ----   ----  -----   ----   ----  -----  -----
1.  The Landings Shopping
     Center
      Sarasota,
          Florida. . . . . . .   Retail                 93%    91%    88%    95%    82%    65%    67%    60%

2.  The Ashby at McLean
      McLean, Virginia . . . .   Residential            97%    97%    98%    96%    97%    96%    N/A    N/A

3.  1225 Connecticut
      Washington, D.C. . . . .   Public                100%   100%   100%   100%   100%   100%   100%   100%
                                 Accounting/
                                 Financial Services

----------
     An N/A indicates that the property was not owned by the Partnership as of the end of the quarter.

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

/TABLE

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1995 and 1996.

                                  PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP
INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 6,933 record holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor.

     There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 for a discussion of cash distributions to Limited Partners.

ITEM 6.  SELECTED FINANCIAL DATA

                                          CARLYLE INCOME PLUS, L.P. - II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                              YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                 1996             1995            1994           1993            1992
                            -------------    -------------    -----------    ------------    ------------
Total income . . . . . . $      2,885,863        3,498,456      3,366,928       3,259,899       3,231,036
                             ============     ============   ============    ============    ============
Operating earnings
 (loss). . . . . . . . . $      1,229,639        1,061,407     (6,678,918)        721,730         714,966
Partnership's share
 of earnings (loss)
 of unconsolidated
 corporation . . . . . . .     (1,623,860)       1,443,793      1,115,481       1,319,328       1,586,707
Partnership's share
 of operations of
 unconsolidated
 venture . . . . . . . . .        153,503       (1,517,118)       245,774         219,250         196,978
Venture partner's
 share of venture's
 operations. . . . . . . .       (417,997)        (351,434)     2,041,247        (283,530)       (265,863)
                             ------------     ------------   ------------    ------------    ------------
Net operating earnings
 (loss). . . . . . . . . .       (658,715)         636,648     (3,276,416)      1,976,778       2,232,788

Gain on sale of investment
 property, net . . . . . .      2,524,162              --             --              --              --
                             -------------    -------------  -------------   -------------    ------------
Net earnings (loss). . . .  $   1,865,447          636,648     (3,276,416)       1,976,778      2,232,788
                             ============     ============  =============    =============   ============

Net earnings (loss)
 per Interest (b). . . .

Net operating earnings
 (loss). . . . . . . . . . $        (9.74)             9.41        (48.43)           29.22           33.00

Gain on sale of
 investment property,
  net. . . . . . . . . . .          38.88               --             --              --             --
                              ------------     ------------   ------------    ------------      ----------
                           $        29.14             9.41         (48.43)          29.22           33.00
                             ============     ============   ============    ============    ============

Total assets . . . . . . . $   28,511,534       49,373,424     52,629,847      61,350,856      61,464,441
                             ============     ============   ============    ============    ============
Cash distributions
 per Interest
 (c) . . . . . . . . . .$          265.00            56.00          32.00           32.50           40.00
                             ============     ============   ============    ============    ============

-------------
 (a) The above summary of financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

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

/TABLE

SIGNIFICANT PROPERTIES - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996



Property
--------
1225 Connecticut
Avenue, N.W.
Office Building     a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                       GLA              Avg. Base Rent Per
                          December 31,            Occupancy Rate        Square Foot (1)
                          ------------            --------------        ------------------

                          1992 . . . . . . .         99%                      19.78
                          1993 . . . . . . .         95%                      27.63
                          1994 . . . . . . .        100%                      33.49
                          1995 . . . . . . .        100%                      32.98
                          1996 . . . . . . .        100%                      30.84

                    (1)   Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                          Base Rent    Scheduled Lease        Lease
         (b)Significant Tenant            Square Feet     Per Annum    Expiration Date        Renewal Option
         -------------------              -----------     ---------    -----------------      --------------
               Ernst & Young               161,667        $5,448,800       6/2007             Yes
               (Accounting Firm)
/TABLE

                    c)      The following sets forth certain information with respect to the expiration of leases for the next ten years at the
                            1225 Connecticut Avenue, N.W. Office Building.


                                             Number of         Approx. Total    Annualized      Percent of
                            Year Ending      Expiring          GLA of           Base Rent       Total 1996
                            December 31,     Leases (1)        Expiring         of Expiring     Base Rent
                                                               Leases (1)       Leases          Expiring
                            ------------     -------------     -----------      ----------      -----------
                            1997                    --                 --               --            --
                            1998                    --                 --               --            --
                            1999                    --                 --               --            --
                            2000                     3             22,103          781,000          12.5%
                            2001                     1              3,026          114,600           1.8%
                            2002                     1              9,909          297,300           4.8%
                            2003                    --                 --               --            --
                            2004                    --                 --               --            --
                            2005                     1              5,263          233,300           3.7%
                            2006                    --                 --               --            --

                    (1)  Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of March 21, 1997.
/TABLE

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering as described in Item 1, the Partnership had approximately $55,000,000( after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the properties described in Item 1 above.

     During 1996 some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts between $350 and $400 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired. As of the date of this report, the Partnership is aware that 850 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. The Partnership has recently received a request from another unaffiliated third party for the list of Holders of Interests. It is possible that other offers for Interests may be made by unaffiliated third parties in the future although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     The Partnership has been made aware that in mid-March another unaffiliated third party made an unsolicited tender offer to some of the Holders of Interests. This offer sought to purchase up to 4.9% of the Interests in the Partnership for $310 per Interest. This offer is currently scheduled to expire in late April 1997. The Special Committee is in the process of formulating their response regarding this latest offer.

     During the fourth quarter of 1996, the Partnership distributed approximately $16,003,000 to the Holders of Interests ($249 per Interest) which included substantially all of the net proceeds from the August 1996 sale of the Ashby Apartments, as described below. The General Partners have deferred their share of the distributions of proceeds from this sale. In addition, the Partnership distributed $81,183 to the

General Partners which represented their share of operational cash flow of the Partnership. At December 31, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $3,934,000. Such funds are available for contributions to its joint ventures, distributions to partners and for other working capital requirements. The Partnership's share of currently budgeted tenant and improvements and other capital expenditures for its unconsolidated venture and corporation in 1997 is currently budgeted to be approximately $175,000. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital (in addition to the cash and cash equivalents noted above) for such items and for both future short-term and long-term liquidity and distributions to the Limited and General Partners is expected to be from net cash generated by the Partnership's investment properties and from the sale of such investments. In such regard, reference is made to the Partnership's property specific discussions below. The General Partners do not intend to incur any additional indebtedness secured by a mortgage or otherwise, unless it is determined by the Corporate General Partner that it is in the best interests of the Holders of Interests.

ASHBY APARTMENTS

     On August 26, 1996 the CIP/Ashby joint venture sold the land and related improvements of The Ashby at McLean Apartments.
The sale price was $21,400,000 (before selling costs).
Reference is made to the Notes for a further description of the sale.

1225 CONNECTICUT AVENUE

     1225 Investment Corporation incurred approximately $5,300,000 of anticipated tenant improvement costs, lobby renovation and sprinkler system costs related to the lease extension for Ernst & Young, as well as tenant improvement costs for other tenants in 1994 and 1995. Such costs were paid during 1994 and 1995 from the net proceeds of approximately $5,300,000 from the January 1994 refinancing of the existing mortgage loan secured by the property. The property remains 100% occupied at December 31, 1996.

LANDINGS SHOPPING CENTER

     Occupancy at the property decreased to 60% at December 31, 1996, from 95% at December 31, 1995 primarily as a result of the vacating of six tenants which occupied approximately 37,000 square feet. The JMB/Landings joint venture (the "venture") is pursuing its legal remedies concerning the approximately $90,000 in aggregate arrearages due from various tenants, including approximately $52,000 in delinquent rents due from a tenant which had occupied 11,200 square feet whose parent company filed for bankruptcy protection earlier in 1996. In addition, tenant leases representing approximately 22%, 15% and 8% of the leasable space at the property are scheduled to expire in 1997, 1998 and 1999, respectively, not all of which are expected to be renewed. The venture is conserving its working capital in order to fund budgeted 1997 capital and tenant costs of approximately $290,000 (most of which has not been expended at March 21, 1997) and for potential future costs in connection with the lease-up of the vacant space, for which the venture is actively pursuing replacement tenants.

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

     As the Partnership continues to conserve its working capital, all expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited. In an effort to reduce Partnership operating expenses, the Partnership elected to make semiannual rather than quarterly distributions of available operating cash flow beginning in November 1995. After reviewing the Partnership's properties and marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation
of its investment portfolio as quickly as practicable.   In such
regard, the unconsolidated ventures which own the Partnership's remaining investment properties (1225 Connecticut and JMB/Landings) have classified such properties as held for sale at December 31, 1996 and therefore such properties will no
longer be subject to continuing depreciation.   Therefore, the
affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the nearer term), barring any unforeseen economic developments.

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

RESULTS OF OPERATIONS

     At December 31, 1996 the Partnership owned an interest in two operating investment properties.

     The increase in cash and cash equivalents at December 31, 1996 as compared to December 31, 1995 is attributable primarily to operating cash flow generated in 1996 in excess of operating cash flow distributed in 1996.


 The decreases in interest, rents and other receivables, prepaid expenses, investment property, tenant security deposits and venture partner's subordinated equity in venture at December 31, 1996 as compared to December 31, 1995 are attributable to CIP/Ashby's August 1996 sale of the Ashby at McLean Apartments.

     The decrease in investment in unconsolidated corporation, at equity at December 31, 1996 as compared to December 31, 1995 and the decrease in Partnership's share of operations of unconsolidated corporation in 1996 as compared to 1995 and 1994 is attributable primarily to the Partnership's share ($2,851,415) of the provision for value impairment recorded by 1225 Investment Corporation at December 31, 1996.

     The decreases in rental income and property operating expenses in 1996 as compared to 1995 are primarily due to the August, 1996 sale of the Ashby at McLean Apartments. The increase in rental income in 1995 as compared to 1994 is attributable primarily to higher effective rents at The Ashby due to rental increases implemented during 1995. The decrease in depreciation expense in 1996 as compared to 1995 is primarily due to the suspension of depreciation as of April 1, 1996 on the Ashby at McLean Apartments as such property was classified as held for sale as of such date. The decrease in depreciation expense in 1995 as compared to 1994 is due primarily to the provision for value impairment of $7,572,479 which was recorded at September 30, 1994 by CIP/Ashby on The Ashby at McLean Apartments.

     The increase in interest income in 1996 as compared to 1995 is due primarily to higher average investment balances in 1996 in the Partnership's and its consolidated venture's short-term investments (primarily as a result of CIP/Ashby's temporary investment of the Ashby at McLean Apartments sale proceeds in
interest-bearing cash equivalents).   The increase in interest
income in 1995 as compared to 1994 is attributable primarily to higher yields in 1995 on the Partnership's and its consolidated venture's short-term investments.

     Fees for professional services increased in 1996 as compared to 1995 and 1994 primarily as a result of expenses incurred in connection with tender offer matters, as discussed above.

     The increases in general and administrative expenses in 1996 and 1995 as compared to 1994 are attributable primarily to an increase in reimbursable costs to affiliates of the General Partners and the recognition of certain additional prior year reimbursable costs to such affiliates in 1995 and to the timing of the recognition of costs for certain outsourcing services and certain printing costs in 1996.

     The provision for value impairment in the amount of $7,572,459 recorded in 1994 was due to the uncertainty of CIP/Ashby's ability to recover the net carrying value of the Ashby at McLean Apartments.

     The increase in Partnership's share of operations of unconsolidated corporation in 1995 as compared to 1994 is due primarily to an increase in average occupancy in 1995 due to Ernst & Young's lease renewals and the corresponding increase in rental income at 1225 Connecticut Avenue, N.W.

    The Partnership's share of operations of unconsolidated venture in 1995 contains the Partnership's share ($1,750,000) of the provision for value impairment record by JMB/Landings. Operations of JMB/Landings decreased in 1996 primarily as a result of a decrease in occupancy and a corresponding decrease in rental income at The Landings Shopping Center in 1996.

     The changes in venture partner's share of venture's operations in 1996 as compared to 1995 and in 1995 as compared to 1994 are due primarily to the suspension of depreciation and eventual sale of the Ashby at McLean Apartments in 1996 and the venture partner's share of the provision for value impairment recorded by CIP/Ashby at September 30, 1995 and the related decrease in depreciation expense recorded at the Ashby at McLean Apartments as a result of the above-mentioned value impairment.

     The gain on sale of investment property is attributable to the August 1996 sale of the Ashby at McLean Apartments.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      CARLYLE INCOME PLUS, L.P. - II
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                                   INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1996 and 1995
Consolidated Statements of Operations, years ended
  December 31, 1996, 1995 and 1994
Consolidated Statements of Partners' Capital Accounts,
  years ended December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows, years ended
  December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                        1225 INVESTMENT CORPORATION
                              (A CORPORATION)

                                   INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1996 and 1995
Statements of Operations, years ended December 31,
  1996, 1995 and 1994
Statements of Changes in Shareholders' Equity, years
  ended December 31, 1996, 1995 and 1994
Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994

Notes to Financial Statements
                                                              Schedule
                                                              --------

Real Estate and Accumulated Depreciation                         III

SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.






                       INDEPENDENT AUDITORS' REPORT

The Partners
CARLYLE INCOME PLUS, L.P. - II:

     We have audited the consolidated financial statements of Carlyle Income Plus, L.P.-II (a limited partnership) and consolidated venture as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Income Plus, L.P.-II and consolidated venture as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in the Notes to the consolidated financial statements, in 1996 the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.


                                                      KPMG PEAT MARWICK LLP

Chicago, Illinois
March 21, 1997

                                          CARLYLE INCOME PLUS, L.P. - II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1996 AND 1995

                                                      ASSETS
                                                      ------
                                                                                 1996              1995
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .$       3,933,927         3,606,715
  Interest, rents and other receivables. . . . . . . . . . . . . . . . .           25,348            54,610
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .              --             11,986
                                                                             ------------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . .        3,959,275         3,673,311
                                                                             ------------       -----------
Investment property, at cost -
  Land. . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . .              --          4,586,545
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . .              --         16,793,928
                                                                             ------------       -----------
                                                                                      --         21,380,473
  Less:   Accumulated depreciation . . . . . . . . . . . . . . . . . . .              --          3,945,031
                                                                             ------------       -----------
          Total investment property,
            net of accumulated depreciation. . . . . . . . . . . . . . .              --         17,435,442
                                                                             ------------       -----------

Investment in unconsolidated corporation,
  at equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,418,337        24,284,252
Investment in unconsolidated venture,
  at equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,133,922         3,980,419
                                                                             ------------       -----------

                                                                         $     28,511,534        49,373,424
                                                                             ============       ===========

                                          CARLYLE INCOME PLUS, L.P. - II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE
                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                 1996               1995
                                                                             ------------       -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .$          71,858            21,939
  Amounts due to affiliates  . . . . . . . . . . . . . . . . . . . . . .            5,388            26,687
                                                                             ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . .           77,246            48,626
                                                                             ------------       -----------
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .              --            107,369
                                                                             ------------       -----------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .           77,246           155,995
                                                                             ------------       -----------
Venture partner's subordinated equity
  in venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           41,910         5,523,770
Partners' capital accounts (deficits):

    General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . .           25,000            25,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . .          443,106           450,800
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . .         (906,336)         (771,032)
                                                                             ------------       -----------
                                                                                 (438,230)         (295,232)
                                                                             ------------       -----------
    Limited partners (64,269.53 interests):
      Capital contributions, net of offering
        costs and purchase discounts . . . . . . . . . . . . . . . . . .       55,256,131        55,256,131
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . .        8,935,045         7,061,904
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . .      (35,360,568)      (18,329,144)
                                                                             ------------       -----------
                                                                               28,830,608        43,988,891
                                                                             ------------       -----------
          Total partners' capital accounts
            (deficits) . . . . . . . . . . . . . . . . . . . . . . . . .       28,392,378        43,693,659
                                                                             ------------       -----------
                                                                         $     28,511,534        49,373,424
                                                                             ============       ===========

                           See accompanying notes to consolidated financial statements.
/TABLE

                                          CARLYLE INCOME PLUS, L.P. - II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                               1996             1995              1994
                                                           ------------     ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . $        2,377,068        3,276,045         3,212,142
  Interest income. . . . . . . . . . . . . . . . . . .          508,795          222,411           154,786
                                                           ------------      -----------       -----------
                                                              2,885,863        3,498,456         3,366,928
                                                           ------------      -----------       -----------
Expenses:
  Depreciation . . . . . . . . . . . . . . . . . . . .          145,870          580,373           665,737
  Property operating expenses. . . . . . . . . . . . .        1,188,800        1,576,669         1,600,383
  Professional services. . . . . . . . . . . . . . . .          115,616           76,500            89,825
  General and administrative . . . . . . . . . . . . .          205,938          203,507           117,422
  Provision for value impairment . . . . . . . . . . .              --             --            7,572,479
                                                           ------------      -----------       -----------
                                                              1,656,224        2,437,049        10,045,846
                                                           ------------      -----------       -----------
          Operating earnings (loss). . . . . . . . . .        1,229,639        1,061,407        (6,678,918)

Partnership's share of operations of uncon-
  solidated corporation  . . . . . . . . . . . . . . .       (1,623,860)       1,443,793         1,115,481
Partnership's share of operations of
  unconsolidated venture . . . . . . . . . . . . . . .          153,503       (1,517,118)          245,774
Venture partner's share of venture's
  operations . . . . . . . . . . . . . . . . . . . . .         (417,997)        (351,434)        2,041,247
                                                            ------------      -----------      -----------

 Net operating earnings (loss) . . . . . . . . . . . $         (658,715)         636,648        (3,276,416)
 Gain on sale of investment property,
   net of venture partner's share. . . . . . . . . . .        2,524,162              --                 --
                                                           ------------      -----------       -----------
  Net earnings (loss). . . . . . . . . . . . . . . . .        1,865,447          636,648        (3,276,416)
                                                           ============      ===========       ===========

 Net earnings (loss) per
   limited partnership interest:
    Net operating earnings (loss). . . . . . . . . . $           (9.74)             9.41            (48.43)
    Net gain on sale of investment
     property. . . . . . . . . . . . . . . . . . . . .           38.88               --                --
                                                            -----------       -----------     -----------
                                                      $          29.14              9.41            (48.43)
                                                            ===========       ==========      ============

                           See accompanying notes to consolidated financial statements.
/TABLE

                                           CARLYLE INCOME PLUS, L.P. - II
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             GENERAL PARTNERS                 LIMITED PARTNERS (64,269.53 INTERESTS)
             ---------------------------------------------    --------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS,
                            NET                                    NET OF       NET
               CONTRI-    EARNINGS       CASH                     OFFERING    EARNINGS       CASH
               BUTIONS     (LOSS)    DISTRIBUTIONS    TOTAL        COSTS       (LOSS)    DISTRIBUTIONS     TOTAL
               -------   ----------  ------------- -----------  -----------  ----------  -------------  -----------

Balance at
 December
 31, 1993. . . .$25,000    582,789     (473,363)    134,426    55,256,131    9,569,683   (12,673,426)    52,152,388

Net earnings
 (loss)  . . . . --       (163,821)        --      (163,821)        --      (3,112,595)       --         (3,112,595)
Cash distri-
 butions
 ($32.00 per
 limited
 partnership
 interest) . . . --           --       (108,243)   (108,243)        --           --       (2,056,625)    (2,056,625)
               -------     --------    ---------   ----------   ---------   ----------    ----------     ----------

                                          CARLYLE INCOME PLUS, L.P. - II
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                    CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                             GENERAL PARTNERS                 LIMITED PARTNERS (64,269.53 INTERESTS)
                --------------------------------------------- --------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS,
                                                                 NET OF
               CONTRI-      NET          CASH                   OFFERING     NET             CASH
               BUTIONS    EARNINGS    DISTRIBU-       TOTAL      COSTS     EARNINGS      DISTRIBUTIONS         TOTAL
                      (LOSS)         TIONS                               (LOSS)
              -------   ---------   ---------       ------      -------    ---------   ------------          ------
Balance
 (deficit) at
 December 31,
 1994. . . . . .25,000   418,968   (581,606)    (137,638)    55,256,131    6,457,088   (14,730,051)     46,983,168

Net earnings
 (loss). . . . . --       31,832        --        31,832         --          604,816         --            604,816

Cash distri-
 butions
 ($56.00 per
 limited
 partnership
 interest) . . . --        --     (189,426)     (189,426)        --           --        (3,599,093)     (3,599,093)
              -------  --------   ---------     ---------   ----------    ---------    -----------     -----------
Balance
 (deficit) at
 December 31,
 1995. . . . . .25,000  450,800   (771,032)     (295,232)   55,256,131    7,061,904    (18,329,144)     43,988,891


Net earnings
 (loss). . . . . --     (7,694)         --        (7,694)        --       1,873,141            --        1,873,141
Cash
distri-
butions
($265.00 per
limited
partnership
interest). . .   --        --      (135,304)    (135,304)         --           --         (17,031,424) (17,031,424)
              ------    -------    ---------    ---------      --------     --------   ------------    ------------

Balance
 (deficit) at
December 31,
1996 . . . . .$25,000    443,106   (906,336)    (438,230)    55,256,131    8,935,045   (35,360,568)      28,830,608
             =======   =========    ========    =========   ===========   ==========   ============    ============

























                            See accompanying notes to consolidated financial statements.
/TABLE

                                           CARLYLE INCOME PLUS, L.P. - II
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               1996              1995             1994
                                                            -----------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . .     $  1,865,447          636,648        (3,276,416)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . .          145,870          580,373           665,737
    Total gain on sale of investment
     property  . . . . . . . . . . . . . . . . . . . .       (3,658,205)              --               --
    Partnership's share of operations of
      unconsolidated corporation,
      net of dividends . . . . . . . . . . . . . . . .        1,623,860          370,372           596,519
    Partnership's share of operations of
      unconsolidated venture, net of
      distributions. . . . . . . . . . . . . . . . . .         (153,503)       1,517,118             --
    Venture partner's share of venture's
      operations and gain on sale. . . . . . . . . . .        1,552,040          351,434        (2,041,247)
    Provision for value impairment . . . . . . . . . .              --               --          7,572,479
  Changes in:
    Interest, rents and other receivables. . . . . . .           41,248          (11,056)          (15,864)
    Accounts payable . . . . . . . . . . . . . . . . .           49,919          (75,689)           10,318
    Amounts due to affiliates. . . . . . . . . . . . .          (21,299)          11,734           (18,675)
    Tenant security deposits . . . . . . . . . . . . .         (107,369)          (4,531)           (5,621)
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . .       1,338,008         3,376,403         3,487,230
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities
    of short-term investments. . . . . . . . . . . . .              --         2,109,006         1,727,751

                                           CARLYLE INCOME PLUS, L.P. - II
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                1996             1995             1994
                                                            -----------      -----------       -----------
  Additions to investment property . . . . . . . . . .          (48,234)        (121,684)         (348,151)
  Partnership's distributions from
    unconsolidated corporation . . . . . . . . . . . .        2,242,055          144,912             --
  Partnership's distributions from
    unconsolidated venture . . . . . . . . . . . . . .              --           250,000           279,226
  Cash proceeds from sale of investment
   property, net of selling expenses . . . . . . . . .       20,996,011              --                 --
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . .       23,189,832        2,382,234         1,658,826
                                                            -----------      -----------       -----------
Cash flows from financing activities:
  Distributions to venture partner . . . . . . . . . .       (7,033,900)        (387,500)       (1,224,500)
  Distributions to limited partners. . . . . . . . . .      (17,031,424)      (3,599,093)       (2,056,625)
  Distributions to general partners. . . . . . . . . .         (135,304)        (189,426)         (108,243)
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . .      (24,200,628)      (4,176,019)       (3,389,368)
                                                            -----------      -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . .          327,212        1,582,618         1,756,688
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . .        3,606,715        2,024,097           267,409
                                                            -----------      -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . .         $ 3,933,927     3,606,715         2,024,097
                                                            ===========      ===========       ===========
Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and other interest. . . . . .      $       --             --                --
                                                            ===========      ===========       ===========
  Non-cash investing and financing activities               $       --             --                --
                                                            ===========      ===========       ===========

                            See accompanying notes to consolidated financial statements.
/TABLE

                     CARLYLE INCOME PLUS, L.P. - II
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


OPERATIONS AND BASIS OF ACCOUNTING

     General

     The Partnership holds, through a joint venture and a corporation, an equity investment in an office building and a shopping center. Business activities consist of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, CIP/Ashby Partners (prior to its property sale in August 1996) ("CIP/Ashby"). The effect of all transactions between the Partnership and the consolidated venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in JMB/Landings Associates ("JMB/Landings") , and 1225 Investment Corporation ("1225 Connecticut Avenue, N.W."). Accordingly, the accompanying consolidated financial statements do not include the accounts of JMB/Landings, or of 1225 Connecticut Avenue, N.W.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above.
Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:

                                                  1996                                      1995
                                        -------------------------------     ------------------------------
                                                             TAX BASIS                          TAX BASIS
                                          GAAP BASIS        (Unaudited)      GAAP BASIS        (Unaudited)
                                         ------------       -----------     ------------       -----------


Total assets . . . . . . . . . . . .  $    28,511,534         40,988,399      49,373,424        58,228,874
Partners' capital
 accounts (deficit):

  General Partners . . . . . . . . .         (438,230)         (447,922)        (295,232)         (405,313)
  Limited Partners . . . . . . . . .       28,830,608        41,405,331       43,988,891        58,634,487
Net earnings (loss):

  General Partners . . . . . . . . .           (7,694)           92,695           31,832           116,005
  Limited Partners . . . . . . . . .        1,873,141          (197,732)         604,816         2,204,102
Net earnings (loss)
 per limited partnership
 interest. . . . . . . . . . . . . .            29.14             (3.08)            9.41             34.29
                                          ===========       ===========      ===========       ===========


/TABLE

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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions or dividends from unconsolidated investments are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($3,808,897 and $3,494,383 at December 31, 1996 and 1995, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Certain amounts in the 1994 and 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

     INVESTMENT PROPERTIES

     The Partnership has acquired, either by purchase of stock or through joint ventures, interests in one apartment building, one shopping center and one office building. At December 31, 1996, the apartment building has been sold and the remaining two investment properties are in operation. Under certain circumstances, the Partnership may be required to make cash contributions to the ventures either pursuant to the venture agreements or due to the Partnership's obligations as a general partner. The cost of the investment property represents the total cost to the Partnership plus certain acquisition costs.

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

       The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any significant effect on the Partnership's financial position, results of operations or liquidity.

       The accompanying consolidated financial statements include $(1,470,357), $(73,325) and $1,361,255, respectively, of the
Partnership's share of total operations of $(3,422,578), $281,780 and $3,053,517 for the years ended December 31, 1996, 1995 and 1994 of unconsolidated properties held for sale as of December 31, 1996.

     JMB/Landings

     In August 1988, the Partnership, through JMB/Landings Associates, a joint venture partnership with Carlyle Income Plus, Ltd. ("CIP-I"), another partnership sponsored by the General Partners of the Partnership, acquired a 50% interest in a shopping center located in Sarasota, Florida and known as The Landings Shopping Center.


JMB/Landings purchased the shopping center for a purchase price of $13,100,000 which was paid in cash at closing. The Partnership contributed one-half of such amount ($6,550,000) to JMB/Landings for its 50% interest. As certain specified minimum occupancy and income levels were not achieved, the purchase price was reduced by approximately $532,000 in 1990.

     The terms of the JMB/Landings partnership agreement provide generally that annual cash flow, sale proceeds and tax items will be distributed or allocated based on the capital contributions made by each partner. Distributions and allocations to date have been made (and any obligations to make additional capital contributions will be made) 50% to the Partnership.

     Occupancy at the Landings Shopping Center decreased to 60% at December 31, 1996, from 95% at December 31, 1995 primarily as a result of the vacating of six tenants which occupied approximately 37,000 square feet. JMB/Landings is pursuing its legal remedies concerning the approximately $90,000 in aggregate arrearages due from various tenants, including approximately $52,000 in delinquent rents due from a tenant which had occupied 11,200 square feet whose parent company filed for bankruptcy protection earlier in 1996. In addition, tenant leases representing approximately 22%, 15% and 8% of the leasable space at the property are scheduled to expire in 1997, 1998 and 1999, respectively, not all of which are expected to be renewed. JMB/Landings is conserving its working capital in order to fund budgeted 1997 capital and tenant costs of approximately $290,000 and for potential future costs in connection with the lease-up of the vacant space, for which JMB/Landings is actively pursuing replacement tenants. Furthermore, as of December 31, 1996, JMB/Landings has committed to a plan to sell the property and therefore the property was classified by the JMB/Landings Venture as held for sale and will not be subject to continued depreciation.

     In response to uncertainty relating to the ability to recover the net carrying value of the property through future operations and sale, JMB/Landings, for financial reporting purposes, recorded a provision for value impairment at September 30, 1995 in the amount of $3,500,000 (of which the Partnership's share was $1,750,000). Such provision was recorded to reduce the net basis of the investment property to its then estimated fair value. There can be no assurance that any estimated fair value of this investment property would ultimately be obtained by the Partnership in any future sale or disposition transaction. An affiliate of the General Partners of the Partnership manages the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the years ended December 31, 1996, 1995 and 1994 aggregated $43,866, $45,840 and $46,008, respectively.

     CIP/Ashby

     In February 1990, the Partnership, through CIP/Ashby Partners ("CIP/Ashby"), a joint venture partnership with CIP-I, acquired a 69% interest in an apartment building located in McLean, Virginia and known as The Ashby at McLean Apartments ("The Ashby"). The Ashby has 250 units, commercial space and related parking facilities. CIP/Ashby's total cash investment in The Ashby was approximately $28,705,000, of which the Partnership's share was approximately $19,806,000.

     In response to the uncertainty relating to CIP/Ashby's ability to recover the net carrying value of The Ashby through future operations or sale, CIP/Ashby, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment at September 30, 1994 in the amount of $7,572,479 (of which the Partnership's share was $5,225,011). Such provision was recorded to reduce the net basis of the investment property to its then estimated fair value.

    In July 1996, CIP/Ashby entered into a contract with a potential purchaser for the sale of this property for a sale price of $21,400,000 (before selling costs and prorations), payable in cash at closing. Pursuant to such contract, the property was sold August 26, 1996. CIP/Ashby recognized a gain on sale of $3,658,205 for financial reporting purposes (of which the Partnership's share is $2,524,162), primarily as a result of a value impairment recorded by CIP/Ashby in 1994 discussed above, and recognized a loss of approximately $3,549,000 for Federal income tax reporting purposes in 1996 (of which the Partnership's share was approximately $2,449,000).

     As CIP/Ashby had committed to a plan to sell the property, the property was classified as held for sale as of April 1, 1996 and, therefore, was not been subject to continued depreciation as of that date. The results of operations of the property included in the accompanying consolidated financial statements were $930,380, $782,224 and a loss of $4,544,170 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The terms of the CIP/Ashby partnership agreement provided generally that annual cash flow, sale proceeds and tax items were distributed or allocated based on the capital contributions made by each partner. Distributions and allocations have been made 69% to the Partnership.


     A former affiliate of the General Partners managed the property for a fee equal to 5% of the property's gross receipts.
The former affiliate also operated the underground parking facilities which it leased from CIP/Ashby.

1225 Connecticut Avenue, N.W.

     In May 1990, the Partnership acquired approximately 44% of the common stock of a newly formed Delaware corporation (1225 Investment Corporation) owned jointly with affiliates of the General Partners. The 1225 Investment Corporation had acquired an office building located in Washington, D.C. known as 1225 Connecticut Avenue, N.W. The eight-story office building has 202,915 rentable square feet and three levels of subsurface parking.


    The 1225 Investment Corporation purchased 1225 Connecticut Avenue, N.W. office building for a purchase price of approximately $54,125,000, including the assumption of existing indebtedness of $2,700,000. The purchase price reflected a credit of $600,000, which was intended to allow the 1225 Investment Corporation to pay certain future expenses related to the removal of asbestos from the property. As of December 31, 1996, approximately $78,000 has been spent relating to the removal of asbestos. Furthermore, the 1225 Investment Corporation created reserves in the amount of approximately $532,000 and $1,000,000 for working capital and for certain possible capital improvements to the property, respectively.
The Partnership contributed $24,000,000 for its approximate 44% interest in the stock of the 1225 Investment Corporation. the 1225 Investment Corporation has qualified as a real estate investment trust ("REIT") pursuant to sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Partnership is expected to be distributed approximately 44% of the 1225 Investment Corporation's dividends. Such dividends distributed from operations will constitute taxable income to the Partnership.

     In January 1994, 1225 Investment Corporation refinanced the existing mortgage loan secured by the property. The existing loan had an outstanding balance of $1,667,247 at the time of refinancing and would have matured in March 1998. The refinanced mortgage loan is in the amount of $7,000,000 and requires payments of interest only, at an annual interest rate of 6.98%, for a period of 7 years. The loan matures February 1, 2001. 1225 Investment Corporation used the approximately $5,300,000 of loan proceeds to partially fund tenant improvement costs, as required by certain tenant leases, at the property.

       As the 1225 Investment Corporation has committed to a plan to sell the property, the property was classified by the 1225 Investment Corporation as held for sale as of December 31, 1996 and therefore, will not be subject to continued depreciation.

     In response to the uncertainty relating to 1225 Investment Corporation's ability to recover the net carrying value of The 1225 Connecticut Avenue, N.W. office building through future operations or sale, 1225 Investment Corporation, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment in 1996 in the amount of $6,548,956 (of which the Partnership's share was $2,851,415). Such provision was applied $3,118,602 to buildings and improvements, $3,295,006 to accrued rents receivable and $135,348 to deferred expenses to reduce the net carrying value of the investment property to its then estimated fair value based upon an analysis of an independent appraisal received for the property as of December 31, 1996.

      A former affiliate of the General Partners manages the property for a fee equal to 2.5% of the property's gross revenues, plus reimbursement for certain expenses of the manager.

     PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership agreement, profits and losses of the Partnership from operations are generally allocated first to the General Partners in an amount equal to the greater of the General Partners' share of "Disbursable Cash" (as described below) or 1%. Profits from the sale or other disposition of investment properties are generally allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions of the proceeds of any such sale or other disposition (as described below) or 1% of the total profits from any such sales or other dispositions, plus an amount which will reduce deficits (if any) in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale or other disposition of investment properties are to be allocated 1% to the General Partners.

     The General Partners have made capital contributions of $25,000. Except under certain limited circumstances upon dissolution or liquidation of the Partnership or the General Partners' interests in the Partnership, the General Partners are not required to make any additional capital contributions. "Disbursable Cash" of the Partnership is to be distributed 93% to the Holders of Interests and 7% to the General Partners; provided, however, that receipt by the General Partners of two of such seven percentage points of disbursable cash otherwise distributable to them in any fiscal year will be subject to receipt by the Holders of Interests of a 6% return for such year on their "Average Adjusted Capital Contribution" on a noncumulative basis. Distributions of "Sale Proceeds" are to be initially allocated 99% to the Holders of Interests and 1% to the General Partners. However, upon the completion of the liquidation of the Partnership and final distribution of all Partnership funds, all previous distributions of sale proceeds to the General Partners are to be repaid to the Partnership to the extent that the Holders of Interests have not received sales proceeds equal to their initial capital investment plus a 6% return thereon (as defined). After receipt by the Holders of Interests of such preferred return, further distributions of sale proceeds are to be allocated to the General Partners until the General Partners have received distributions in an amount equal to 3% of the aggregate selling prices of all properties sold, with the remaining balance to be distributed 85% to the Holders of Interests and 15% to the General Partners; provided, however, that such 3% and 15% of sale proceeds distributable to the General Partners are subordinate to the Holders of Interests' receipt of a 9% return on their investment. Since the Holders of Interests are not expected to receive an amount equal to their initial contributed capital from the aggregate sale proceeds of all of the Partnership's investment properties, the General Partners are deferring their 1% share in the distributions of proceeds from sales at this time.

TRANSACTIONS WITH AFFILIATES

     All of the Partnership's properties were managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets was the property manager of The Ashby at McLean Apartments prior to its sale in August 1996 and is acting as the property manager of 1225 Connecticut Ave. N.W. after the assignment of the management contract on the same terms that existed prior to the assignment of the management company contract.

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the year ended December 31, 1996, 1995 and 1994 are as follows:

                                                                                                UNPAID AT
                                                                                               DECEMBER 31,
                                                  1996            1995            1994            1996
                                                --------        --------        --------     --------------
Property management and
  leasing fees . . . . . . . . . . . . .      $       --           --            160,653               --
Insurance commissions. . . . . . . . . .           4,071           6,820           7,084               --
Reimbursement (at cost) for
 accounting services . . . . . . . . . .           5,139          45,518          49,928              414
Reimbursement (at cost) for
 portfolio management services . . . . .          13,311          13,530          11,850            4,011
Reimbursement (at cost) for
 legal services. . . . . . . . . . . . .           2,392             934           4,715              963
Reimbursement (at cost) for
 administrative charges and
 other out-of-pocket-expenses  . . . . .             787          71,407             997               --
                                                --------        --------        --------           ------

                                              $   25,700         138,209         235,227            5,388
                                                ========        ========        ========           ======

________


/TABLE

     All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.


     INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary of financial information for JMB/Landings as of and for the years ended December 31, 1996 and 1995 are as follows:


                                                  1996            1995
                                              -----------     -----------

Current assets . . . . . . . . . . . . . .  $   1,141,067         580,090
Current liabilities. . . . . . . . . . . .        (27,202)        (14,753)
                                              -----------     -----------
          Working capital. . . . . . . . .      1,113,865         565,337

Investment property, net . . . . . . . . .      7,075,077       7,210,679
Other assets, net. . . . . . . . . . . . .        111,504         215,812
Other liabilities. . . . . . . . . . . . .        (31,382)        (29,768)
Venture partner's equity . . . . . . . . .     (4,135,142)     (3,981,641)
                                              -----------     -----------

          Partnership's capital. . . . . .  $   4,133,922       3,980,419
                                              ===========     ===========

Represented by:
  Invested capital . . . . . . . . . . . .  $   6,704,617       6,704,617
  Cumulative distributions . . . . . . . .     (2,729,801)     (2,729,801)
  Cumulative earnings. . . . . . . . . . .        159,106           5,603
                                              -----------     -----------
                                            $   4,133,922       3,980,419
                                              ===========     ===========

Total income . . . . . . . . . . . . . . .  $   1,038,681       1,272,150
                                              ===========     ===========

Expenses applicable to
 operating income. . . . . . . . . . . . .  $     731,676       4,306,385
                                              ===========     ===========

Net earnings (loss). . . . . . . . . . . .  $     307,005      (3,034,235)
                                              ===========     ===========
     The total income, expenses applicable to operating earnings and net earnings for the above venture for the year ended
December 31, 1994 were $1,224,744, $733,196 and $491,548,
respectively.

     INVESTMENT IN UNCONSOLIDATED CORPORATION

     Summary financial information for the 1225 Investment
Corporation as of and for the years ended December 31, 1996 and 1995 are as follows:

                                                  1996            1995
                                              -----------     -----------

Current assets . . . . . . . . . . . . . .           1,619,958  2,383,361
Current liabilities. . . . . . . . . . . .       (330,655)       (328,676)
                                              -----------     -----------

          Working capital. . . . . . . . .      1,289,303       2,054,685
Investment property, net . . . . . . . . .     52,000,000      56,328,487
Other assets . . . . . . . . . . . . . . .         68,590       3,854,983
Long-term debt . . . . . . . . . . . . . .     (7,000,000)     (7,000,000)
Other liabilities. . . . . . . . . . . . .        (15,477)        (16,164)
Affiliated shareholders' equity  . . . . .    (25,924,079)    (30,937,739)
                                              -----------     -----------
          Partnership's equity in
            affiliated corporation . . . . $ 20,418,337        24,284,252
                                              ===========     ===========
Represented by:
  Stock purchase and additional
    paid-in-capital. . . . . . . . . . . . $  24,429,164       24,429,164
  Cumulative dividends . . . . . . . . . .    (10,326,950)     (8,084,895)
  Cumulative earnings. . . . . . . . . . .      6,316,123       7,939,983
                                              -----------     -----------
                                            $  20,418,337      24,284,252
                                              ===========     ===========
Total income . . . . . . . . . . . . . . .  $   7,341,297       7,753,063
                                              ===========     ===========
Expenses applicable
 to operating income . . . . . . . . . . .  $  11,070,880       4,437,048
                                              ===========     ===========
Net earnings (loss). . . . . . . . . . . .  $  (3,729,583)      3,316,015
                                              ===========     ===========

     The total income, expenses applicable to operating earnings and net earnings for the above corporation for the year ended
December 31, 1994 were $6,578,479, $4,016,510 and $2,561,969, respectively.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1225 Investment Corporation as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the financial statements, in 1996 the Corporation changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards NO. 121.


                                           KPMG PEAT MARWICK LLP


Chicago, Illinois
March 21, 1997

                                            1225 INVESTMENT CORPORATION
                                                  (A CORPORATION)

                                                  BALANCE SHEETS

                                            DECEMBER 31, 1996 AND 1995

                                                      ASSETS
                                                      ------
                                                                                  1996             1995
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .   $    1,511,116         2,317,327
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . .           91,937            19,128
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,905            46,906
                                                                             ------------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . .        1,619,958         2,383,361
                                                                             ------------       -----------
Investment property  - Schedule III:
  Land. . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . .              --         24,161,484
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . .              --         38,400,096
                                                                             ------------       -----------
                                                                                      --         62,561,580
  Less: Accumulated depreciation . . . . . . . . . . . . . . . . . . . .              --          6,233,093
                                                                             ------------       -----------

          Total property held for investment,
            net of accumulated depreciation. . . . . . . . . . . . . . .              --         56,328,487

                                                                             ------------       -----------
 Property held for sale or disposition . . . . . . . . . . . . . . . . .       52,000,000               --
                                                                             ------------      ------------
          Total investment property. . . . . . . . . . . . . . . . . . .       52,000,000        56,328,487

Deferred costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           68,590           247,472
 Accrued rents receivable  . . . . . . . . . . . . . . . . . . . . . . .              --          3,607,511
                                                                             ------------       -----------

                                                                           $   53,688,548        62,566,831
                                                                             ============        ===========



                                           1225 INVESTMENT CORPORATION
                                                  (A CORPORATION)

                                            BALANCE SHEETS - CONTINUED



                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                       ------------------------------------
                                                                                 1996               1995
                                                                             ------------       -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .$          83,435            39,655
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . .          206,503           248,304
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . .           40,717            40,717
                                                                             ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . .          330,655           328,676

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .           15,477            16,164
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,000,000         7,000,000
                                                                             ------------       -----------

Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .        7,346,132         7,344,840

Shareholders' equity:
  Common stock, $1 par value per share
    100,000 shares authorized; 55,128 shares issued and
    outstanding at December 31, 1996 and December 31, 1995 . . . . . . .           55,128            55,128
  Additional paid-in-capital . . . . . . . . . . . . . . . . . . . . . .       55,503,444        55,503,444
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (23,717,668)      (18,567,676)
  Accumulated earnings . . . . . . . . . . . . . . . . . . . . . . . . .       14,501,512        18,231,095
                                                                             ------------       -----------
          Total shareholders' equity . . . . . . . . . . . . . . . . . .       46,342,416        55,221,991
                                                                             ------------       -----------
                                                                         $     53,688,548        62,566,831
                                                                             ============       ===========


                                  See accompanying notes to financial statements.
/TABLE

                                            1225 INVESTMENT CORPORATION
                                                  (A CORPORATION)

                                             STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                1996              1995             1994
                                                            -----------       ----------        ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .     $  7,260,819        7,584,997         6,391,556
  Interest income. . . . . . . . . . . . . . . . . . .           80,478          168,066           186,923
                                                            -----------       ----------        ----------
                                                              7,341,297        7,753,063         6,578,479
                                                            -----------       ----------        ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .          488,600          488,600           466,987
  Depreciation . . . . . . . . . . . . . . . . . . . .        1,281,412        1,287,756         1,144,439
  Property operating expenses. . . . . . . . . . . . .        2,471,625        2,428,540         2,259,776
  Amortization of deferred costs . . . . . . . . . . .           43,534           78,662             --
  General and administrative . . . . . . . . . . . . .          236,753          153,490           145,308
  Provision for value impairment . . . . . . . . . . .        6,548,956              --                 --
                                                            -----------       ----------        ----------
                                                             11,070,880        4,437,048         4,016,510
                                                            -----------       ----------        ----------

          Net earnings (loss). . . . . . . . . . . . .     $ (3,729,583)       3,316,015         2,561,969
                                                            ===========       ==========        ==========







                                  See accompanying notes to financial statements.
/TABLE

                                             1225 INVESTMENT CORPORATION
                                                   (A CORPORATION)

                                    STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                               AFFILIATED SHAREHOLDERS
                             -----------------------------------------------------------------
                                                                       NET
                                                NET CAPITAL         EARNINGS        DIVIDENDS
                                                  INVESTED           (LOSS)           PAID               TOTAL
                                               -------------       ----------      -----------        -----------

Balance at December 31, 1993 . . . . . . .   $   31,129,408         6,972,402       (5,721,399)        32,380,411

Net earnings . . . . . . . . . . . . . . .            --            1,446,488                           1,446,488
Dividends paid . . . . . . . . . . . . . .            --                --          (2,220,458)        (2,220,458)
                                               ------------        ----------      -----------        -----------
Balance at December 31, 1994 . . . . . . .       31,129,408         8,418,890       (7,941,857)        31,606,441

Net earnings . . . . . . . . . . . . . . .            --            1,872,222            --             1,872,222
Dividends paid . . . . . . . . . . . . . .            --                --          (2,540,924)        (2,540,924)
                                               ------------        ----------      -----------        -----------
Balance at December 31, 1995 . . . . . . .       31,129,408        10,291,112      (10,482,781)        30,937,739

Net earnings (loss). . . . . . . . . . . .            --           (2,105,723)           --            (2,105,723)
Dividends paid . . . . . . . . . . . . . .            --                 --         (2,907,937)        (2,907,937)
                                                 -----------       -----------      -----------        -----------
Balance at December 31, 1996 . . . . . . .    $  31,129,408         8,185,389      (13,390,718)        25,924,079
                                                 ===========       ===========     ============        ===========

/TABLE

                                             1225 INVESTMENT CORPORATION
                                                   (A CORPORATION)

                              STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED




                                                    CARLYLE INCOME PLUS, L.P. - II
                                  --------------------------------------------------------------
                                                         NET
                                  NET CAPITAL         EARNINGS        DIVIDENDS                          GRAND
                                   INVESTED            (LOSS)            PAID           TOTAL            TOTAL
                                 -------------      ----------       ----------      -----------      -----------

Balance at December 31,
  1993 . . . . . . . . . . .     $ 24,429,164        5,380,709       (4,413,818)      25,396,055       57,776,466

Net earnings . . . . . . . .            --           1,115,481            --           1,115,481        2,561,969
Dividends paid . . . . . . .            --               --          (1,712,000)      (1,712,000)      (3,932,458)
                                 ------------       ----------      -----------      -----------      -----------
Balance at December 31,
  1994 . . . . . . . . . . .       24,429,164        6,496,190       (6,125,818)      24,799,536       56,405,977

Net earnings . . . . . . . .            --           1,443,793            --           1,443,793        3,316,015
Dividends paid . . . . . . .            --               --          (1,959,077)      (1,959,077)      (4,500,001)
                                 ------------       ----------      -----------      -----------      -----------
Balance at December 31,
  1995 . . . . . . . . . . .       24,429,164        7,939,983       (8,084,895)      24,284,252       55,221,991

Net earnings (loss)  . . . .            --          (1,623,860)           --          (1,623,860)      (3,729,583)
Dividends paid . . . . . . .            --               --          (2,242,055)      (2,242,055)      (5,149,992)
                                 -------------      -----------      -----------      -----------     ------------
Balance at December 31,
1996 . . . . . . . . . . . .     $ 24,429,164        6,316,123      (10,326,950)      20,418,337       46,342,416
                                 ============       ==========      ===========      ===========      ===========

                                   See accompanying notes to financial statements.
/TABLE

                                            1225 INVESTMENT CORPORATION
                                                  (A CORPORATION)

                                             STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                               1996              1995             1994
                                                            -----------      -----------       -----------
Cash flows from operating activities:
Net earnings (loss). . . . . . . . . . . . . . . . . .            $(3,729,583) 3,316,015         2,561,969
Items not requiring (providing) cash:
  Depreciation . . . . . . . . . . . . . . . . . . . .        1,281,412        1,287,756         1,144,439
  Amortization of deferred costs . . . . . . . . . . .           43,534           78,662             --
  Provision for value impairment . . . . . . . . . . .        6,548,956            --                --
  Changes in:
    Rents and other receivables. . . . . . . . . . . .          (72,809)          18,692           220,104
    Prepaid expenses . . . . . . . . . . . . . . . . .           30,001           (6,768)             (326)
    Escrow deposits. . . . . . . . . . . . . . . . . .              --             --              280,000
    Deferred expenses. . . . . . . . . . . . . . . . .              --             --             (251,052)
    Accrued rents receivable . . . . . . . . . . . . .          312,505         (544,645)          595,599
    Accounts payable . . . . . . . . . . . . . . . . .           43,780         (106,420)         (454,961)
    Accrued real estate taxes. . . . . . . . . . . . .          (41,801)          19,929            22,840
    Accrued interest payable . . . . . . . . . . . . .              --             --               31,543
    Tenant security deposits . . . . . . . . . . . . .             (687)             484            15,680
                                                            -----------      -----------       -----------
         Net cash provided by (used in)                       4,415,308        4,063,705         4,165,835
          operating activities . . . . . . . . . . . .      -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . . . . . .              --         2,948,422        (1,234,369)
  Additions to investment property . . . . . . . . . .          (71,527)      (1,480,977)       (3,230,869)
  Payment of deferred costs. . . . . . . . . . . . . .              --           (28,025)            --
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . .          (71,527)       1,439,420        (4,465,238)
                                                            -----------      -----------       -----------

                                            1225 INVESTMENT CORPORATION
                                                  (A CORPORATION)

                                       STATEMENTS OF CASH FLOWS - CONTINUED


                                                               1996              1995             1994
                                                            -----------      -----------       -----------


Cash flows from financing activities:
  Proceeds from refinanced mortgage loan payable                    --             --            7,000,000
  Principal payments on long-term debt . . . . . . . .              --             --           (1,694,722)
  Cash dividends paid to shareholders. . . . . . . . .       (5,149,992)      (4,500,001)       (3,932,458)
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . .       (5,149,992)      (4,500,001)        1,372,820
                                                            -----------      -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . .         (806,211)       1,003,124         1,073,417
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . .        2,317,327        1,314,203           240,786
                                                            -----------      -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . .     $  1,511,116        2,317,327         1,314,203
                                                            ===========      ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . .     $    488,600          488,600           435,444
                                                            ===========      ===========       ===========
  Non-cash investing and financing activities              $      --               --                --
                                                            ===========      ===========       ===========








                                  See accompanying notes to financial statements.
/TABLE

                        1225 INVESTMENT CORPORATION
                              (A CORPORATION)

                       NOTES TO FINANCIAL STATEMENTS

           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



     OPERATIONS AND BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated corporation, 1225 Investment Corporation, in which Carlyle Income Plus, L.P.-II and affiliates of the General Partners of Carlyle Income Plus, L.P.- II are shareholders.

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

     The Corporation's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Corporation's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Corporation. The effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:

                                                         1996                                1995
                                          -----------------------------     ------------------------------
                                                             TAX BASIS                          TAX BASIS
                                          GAAP BASIS        (Unaudited)      GAAP BASIS       (Unaudited)
                                         ------------       -----------     ------------       -----------

Total assets . . . . . . . . . . . .     $ 53,688,548        64,154,246       62,566,831        64,846,159
Shareholders' equity . . . . . . . .       46,342,416        56,808,115       55,221,991        57,499,881
Net earnings (loss). . . . . . . . .       (3,729,583)        3,207,134        3,316,015         3,036,158
                                          ===========       ===========       ===========      ===========

/TABLE

     The preparation of financial statements in accordance with GAAP requires the Corporation to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Corporation to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Corporation distribution or dividends from unconsolidated investments are considered cash flow from operating activities only to the extent of the Corporation's cumulative share of net earnings. In addition, the Corporation records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Corporation's policy is to consider all such amounts held with original maturities of three months or less ($79,660 and $2,200,000 at December 31, 1996 and 1995, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Depreciation on buildings and improvements has been provided over the estimated useful lives of the assets (30 years) using the straight-line method.

     Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Corporation adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 requires that the Corporation record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Corporation's policy is to consider the property to be held for sale or disposition when the Corporation has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Adjustments for impairment loss for such a property (subsequent to a date of adoption of SFAS 121) are made in each period as necessary to report the property at the lower of carrying value or fair value less costs to sell. There can be no assurance that any estimated fair value of the property would ultimately be realized by the Corporation in any future sale or disposition transaction.

     Under the prior accounting policy, provisions for value impairment were recorded with respect to the investment property whenever the estimated future cash flows from the property's operations and projected sale were less than the property's
carrying value.   An impairment loss under SFAS 121 is
determined without regard to the nature or the balance of any non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Corporation would recognize, at a minimum, a net gain for financial reporting purposes (comprised of gain on extinguishment of debt and gain or loss on the sale or disposition of property) to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     In addition, upon the disposition of an impaired property, the Corporation will generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Corporation's prior impairment policy, without regard to the amount, if any, of cash proceeds received by the Corporation in connection with the disposition. Although implementation of this accounting statement could significantly impact the Corporation's reported earnings, there would be no impact on cash flows. Further, any such impairment loss is not recognized for Federal income tax purposes.

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

     The Corporation has qualified as a real estate investment trust ("REIT") pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986 as amended and intends to distribute at least 95% of its taxable income annually to its shareholders. Since the Corporation has qualified as a REIT, the Corporation in general will not be subject to Federal corporate income tax or the District of Columbia corporate franchise tax (except for the District of Columbia corporate franchise minimum tax of $100) on its regular taxable income and will not be taxed on long-term capital gain income to the extent its income is distributed as dividends. Accordingly, no provision for income taxes has been made in the accompanying financial statements. Tax-exempt shareholders generally will not be required to pay any Federal income tax on the dividends they receive from the Corporation, provided such shareholders have not financed the acquisition of shares with "acquisition indebtedness" as defined under the Code.


     INVESTMENT PROPERTY

     A description of the acquisition and other events relating to the property, including the provision for value impairment and the determination to classify the property as held for sale or disposition at December 31, 1996, is contained in the Notes to Consolidated Financial Statements of Carlyle Income Plus, L.P.-II. Such note is incorporated herein by reference.


     MANAGEMENT AGREEMENT

     A description of the terms of the management agreement is contained in the Notes to Consolidated Financial Statements of Carlyle Income Plus, L.P.-II. Such note is incorporated herein by reference.

     LONG-TERM DEBT

     Long-term debt consists of the following at December 31,
1996 and 1995:
                                                     1996         1995
                                                 ------------ ------------
6.98% mortgage note, due February 1,
 2001; secured by 1225 Connecticut
 Avenue N.W.; payable in monthly
 installments of $40,717 (interest
 only) . . . . . . . . . . . . . . . . . . . .  $   7,000,000    7,000,000
                                                   ----------   ----------
          Total debt . . . . . . . . . . . . .      7,000,000    7,000,000
          Less current portion
            of long-term debt. . . . . . . . .  $        --         --
                                                   ----------   ----------
          Total long-term debt . . . . . . . .  $  7,000,000     7,000,000
                                                   ==========   ==========

     Five year maturities of long-term debt are summarized as follows:


             1997. . . . . . . . .      $       --
             1998. . . . . . . . .              --
             1999. . . . . . . . .              --
             2000. . . . . . . . .              --
             2001. . . . . . . . .        7,000,000
                                         ===========

     CORPORATION BY-LAWS

     The Corporation's by-laws provide for the shareholders to be allocated or distributed shares of profits and losses, cash flow from operations and sale or refinancing proceeds according to their respective ownership percentages.

     LEASES - AS PROPERTY LESSOR

     At December 31, 1996, the Corporation's principal asset is an office building. The Corporation has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life. Leases with tenants range in term from four to eleven remaining years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

       1997. . . . . . . . . . . . . . . . . . $   6,805,000
       1998. . . . . . . . . . . . . . . . . . .   6,817,000
       1999. . . . . . . . . . . . . . . . . . .   6,862,000
       2000. . . . . . . . . . . . . . . . . . .   6,633,000
       2001. . . . . . . . . . . . . . . . . . .   6,040,000
       Thereafter. . . . . . . . . . . . . . . .  30,880,000
                                                 -----------
                                                $ 64,037,000
                                                 ===========

     The Corporation leases approximately 80% of the available space of the property to one tenant under leases with remaining terms of eleven years. For the year ended December 31, 1996, such tenant represented approximately 71% of total revenue. The tenant's principal business is accounting and financial services.

     TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Corporation to affiliates of JMB Realty Corporation as of December 31, 1996 and for the years ended December 31, 1996,
1995 and 1994 are as follows:


                                                                                                UNPAID AT
                                                                                               DECEMBER 31,
                                                  1996           1995             1994            1996
                                                --------       --------         --------     --------------

Property management and
  leasing fees . . . . . . . . . . . . .        $   --              --           181,452         --
Insurance commissions. . . . . . . . . .          4,101            6,083           6,687         --
Reimbursement (at cost)
 for salary and salary - related
 expenses related to the on-site
 and other costs for the Partnership
 and its investment property . . . . . .            --               278           4,083         --
                                                 -------         -------         -------       --------
                                                $ 4,101            6,361         192,222         --
                                                 =======         =======         =======       ========


/TABLE

                                                                                                           SCHEDULE III

                                                1225 INVESTMENT CORPORATION
                                                      (A CORPORATION)

                                         REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                     DECEMBER 31, 1996



                                                              COST CAPITALIZED
                               INITIAL COST TO                 SUBSEQUENT TO              GROSS AMOUNT AT WHICH CARRIED
                                    CORPORATION (A)           TO ACQUISITION                   AT CLOSE OF PERIOD (B)
                        ---------------------------      ------------------------  ---------------------------------------
                                        BUILDINGS        BUILDINGS    PROVISION                   BUILDINGS
                                          AND               AND       FOR VALUE                       AND
               ENCUMBRANCE     LAND    IMPROVEMENTS   IMPROVEMENTS   IMPAIRMENT        LAND      IMPROVEMENTS    TOTAL (D)
               ---------    -------    ------------   ------------   -----------    --------     ---------------------

OFFICE
BUILDING:
 Washington,
 D.C.. . . . .$7,000,000   24,161,484    32,522,877      5,948,746   (3,118,602)     22,958,445    36,556,060   59,514,505
              ==========   ==========    ==========    ==========      ==========    ==========    ==========   ==========


/TABLE

                                                                                                      SCHEDULE III

                                             1225 INVESTMENT CORPORATION
                                                   (A CORPORATION)

                                REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                     LIFE ON WHICH
                                                                                     DEPRECIATION
                                                                                      IN LATEST
                                                                                     STATEMENT OF         1996
                              ACCUMULATED              DATE OF         DATE           OPERATION       REAL ESTATE
                             DEPRECIATION(E)        CONSTRUCTION     ACQUIRED        IS COMPUTED         TAXES
                            ----------------        ------------    ----------     ---------------    -----------
OFFICE
BUILDING:
 Washington,
 D.C.. . . . . . . . . . . .     $7,514,505             1968           2/28/90           30 years       990,448
                                 ==========                                                              =======

------------------
Notes:
       (A)   The initial cost to the Corporation represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

       (B)   The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was $62,206,360.

        (C)   Reference is made to Notes to Consolidated Financial Statements of Carlyle Income Plus,
L.P. - II for a further description of the total provision for value impairment in the amount of
$6,548,956 recorded as of December 31, 1996.

/TABLE

                                                                                                      SCHEDULE III

                                             1225 INVESTMENT CORPORATION
                                                   (A CORPORATION)

                                REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



       (D)   Reconciliation of real estate owned:

                                                                1996              1995              1994
                                                            ------------      ------------      ------------
      Balance at beginning of period . . . . . . . . . $      62,561,580        61,080,603        57,849,734
      Additions during period. . . . . . . . . . . . . .          71,527         1,480,977         3,230,869
      Provision for value impairment
       allocable to property . . . . . . . . . . . . . .      (3,118,602)             --                  --
                                                             -----------       -----------       -----------
      Balance at end of period . . . . . . . . . . . . $      59,514,505        62,561,580        61,080,603
                                                             ===========       ===========       ===========
       (E)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . $       6,233,093         4,945,337         3,800,898
      Depreciation expense . . . . . . . . . . . . . . .       1,281,412         1,287,756         1,144,439
                                                             -----------       -----------       -----------

      Balance at end of period . . . . . . . . . . . . $       7,514,505         6,233,093         4,945,337
                                                             ===========       ===========       ===========


/TABLE

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1996 and 1995.



                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations. The Associate General Partner of the Partnership, AGPP Associates, L.P., is an Illinois limited partnership with JMB as the sole general partner which may, upon agreement with the Corporate General Partner, from time to time participate in managing Partnership properties, including approval of leasing parameters, property management budgets and changes in investment objectives based on changes in market conditions.
The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval (if applicable) with respect to the management of real property (or any interest therein) of the Partnership.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:
                                                              SERVED IN
     NAME                       OFFICE                        OFFICE   SINCE
     ----                       ------                        ----------

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage
 Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties Ltd.-XIII ("JMB Income-XIII"). Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II") and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB
Insurance Agency, Inc.) has been associated with JMB since
December, 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since
March, 1982. He holds a J.D. degree from the Northwestern Law
School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since
February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since
March, 1982.  He holds a Masters degree in Business
Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since
March, 1973.  He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION


     The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such distributions and allocations. In 1996, 1995 and 1994, the General Partners received distributions of $135,304, $189,426, and $108,243 respectively. The General Partners received a share of Partnership earnings for tax purposes aggregating $92,695 in 1996.

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

     JMB Insurance Agency, Inc., and affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1996 aggregating $4,071 in connection with providing insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Corporate General Partner and its affiliates were due reimbursement (at cost) in 1996 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $5,139, $13,311, $2,392 and $787, respectively, of which $5,388 was unpaid at December 31, 1996.

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

     (b)   The Corporate General Partner, its officers and directors and the Associate General Partner own the following
Interests of the Partnership:

                                     NAME OF                               AMOUNT AND NATURE
                                    BENEFICIAL                                OF BENEFICIAL                             PERCENT
TITLE OF CLASS                        OWNER                                    OWNERSHIP                                OF CLASS
--------------                      ----------                             -----------------                            --------

Limited Partnership                 JMB Realty                             5 Interests (1)                              Less than 1%
  Interests                          Corporation                            indirectly

Limited Partnership                 General Partners                       5 Interests (1)                              Less than 1%
  Interests                          (and their officers,                   indirectly
                                     directors and
                                     partners)

     (1) Includes 5 Interests owned by the Initial Limited Partner of the Partnership, for which JMB Realty Corporation as the indirect majority shareholder of the Initial Limited Partner is deemed to have the investment and voting power.

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

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.


/TABLE

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




                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K.

  (a)   The following documents are filed as part of this report:

        (1)          Financial Statements (See Index to Financial
                     Statements filed with this annual report).

        (2)          Exhibits.

            3. The Prospectus of the Partnership dated May 24, 1988, as supplemented August 19, 1988, April 28, 1989, December 22, 1989, February 28, 1990, and June 5, 1990 as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-17705) dated March 25, 1994.

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

            10.1. Escrow Deposit Agreement is hereby incorpor-ated by reference to the Partnership's Pre-Effective Amendment No. 2 to the Form S-11 (File No. 33-19463) Registration Statement of the Partnership dated May 16, 1988.

            10.2.    Purchase Agreement dated as of August 16,
                     1988, by and among Sembler Family Partnership #5, Ltd., University Retail Associates, Ltd. and JMB/Landings Associates and letter agreement with respect thereto, is hereby

                     incorporated herein by reference to Post-
                     Effective Amendment No. 1 to the Form S-11
                     (File No. 33-19463) Registration Statement of the Partnership dated August 26, 1988.

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

            10.8 Closing statement date January 28, 1994 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., is hereby incorporated herein by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

        10.9         Secured promissory note dated January 28,
                     1994 in the amount of $6,500,000 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., is hereby incorporated herein by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

        10.10.       Secured promissory note dated January 28,
                     1994 in the amount of $500,000 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., is hereby incorporated herein by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.


        10.11 Real Property Purchase Agreement between CIP/Ashby Partners and WRIT Limited Partnership dated July 19, 1996 relating to the sale by the Partnership (through the CIP/Ashby joint venture) of the Ashby at Mclean Apartments is hereby incorporated herein by reference to the Partnership's report for August 26, 1996 on Form 8-K (File No. 0-17705) dated September 6, 1996.

            21.      List of Subsidiaries.

            24.      Powers of Attorney.

            27.      Financial Data Schedule

  (b) No Reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report.

     No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.
                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CARLYLE INCOME PLUS, L.P. - II

                  By:    JMB Realty Corporation
                         Corporate General Partner


                  By:    Gailen J. Hull
                         Senior Vice President
                  Date:  March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:    JMB Realty Corporation
                         Corporate General Partner

                         JUDD D. MALKIN*
                  By:    Judd D. Malkin, Chairman and
                         Chief Financial Officer
                  Date:  March 21, 1997

                         NEIL G. BLUHM*
                  By:    Neil G. Bluhm, President and Director
                  Date:  March 21, 1997

                         H. RIGEL BARBER*
                  By:    H. Rigel Barber, Chief Executive Officer
                  Date:  March 21, 1997

                         GLENN E. EMIG*
                  By:    Glenn E. Emig
                         Chief Operating Officer
                  Date:  March 21, 1997



                By:      Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                  Date:  March 21, 1997

                         A. LEE SACKS*
                  By:    A. Lee Sacks, Director
                  Date:  March 21, 1997

                         STUART C. NATHAN*
                  By:    Stuart C. Nathan, Executive Vice President
                           and Director
                  Date:  March 21, 1997


                  *By:   GAILEN J. HULL, Pursuant to a Power of
                         Attorney


                  By:    Gailen J. Hull, Attorney-in-Fact
                  Date:  March 21, 1997


                       CARLYLE INCOME PLUS, L.P. - II

                               EXHIBIT INDEX


                                                  DOCUMENT
                                                INCORPORATED
                                                BY REFERENCE        PAGE
                                                ------------        ----

  3.       Certain pages of the Prospectus             Yes
           of the Partnership dated May 24,
           1988, as supplemented August 19, 1988,
           April 28, 1989, December 22, 1989,
           February 28, 1990 and June 5, 1990.

  3.1.     Amended and Restated Agreement              Yes
           of Limited Partnership,
           incorporated by reference to
           Exhibit A of the Partnership's
           Prospectus

  4.1.     Assignment Agreement, incorporated          Yes
           by reference to Exhibit B to the
           Partnership's Prospectus

  10.1.-   Material Contracts                          Yes
  10.11.

  21.      List of Subsidiaries                        No

  24.      Powers of Attorney                          No

  27.      Financial Data Schedule                     No