Form 10-Q
period 1997-03-31
CARLYLE INCOME PLUS LP II
filed 1997-05-13
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  CARLYLE INCOME PLUS, LTD. - II
     Commission File No. 000-17705
     Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the 1st quarter March 31, 1997.


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



For the quarter ended March 31, 1997         Commission file
                                             number 0-17705



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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                 CARLYLE INCOME PLUS, L.P.-II
                                    (a limited partnership)
                                   and Consolidated Venture

                                  Consolidated Balance Sheets

                             March 31, 1997 and December 31, 1996

                                          (Unaudited)


                                                A s s e t s
                                              --------------
                                             March 31,    December 31,
                                              1997            1996
                                             ---------    ------------
Current assets:
  Cash and cash equivalents  . . . . . . . $ 4,423,785       3,933,927
  Interest, rents and other receivables. .      21,825          25,348
                                              --------         -------

    Total current assets . . . . . . . . .   4,445,610       3,959,275

Investment in unconsolidated affiliated
  corporation, at equity   . . . . . . .    20,405,951      20,418,337

Investment in unconsolidated
 venture, at equity    . . . . . . . . .     4,220,740       4,133,922
                                              --------       ---------
                                 $          29,072,301      28,511,534
                                            ==========       =========

                                CARLYLE INCOME PLUS, L.P. - II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                   --------------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . .   $        36,874      71,858
  Amounts due to affiliates  . . . . . .             4,460       5,388
                                                 ---------     -------

    Total current liabilities. . . . . .            41,334      77,246
                                                 ---------    --------

Commitments and contingencies


        Total liabilities. . . . . . . .            41,334      77,246
                                                 ---------    --------
Venture partner's subordinated equity
 in venture  . . . . . . . . . . . . . .            43,693      41,910
Partners' capital accounts
 (deficits):

                               CARLYLE INCOME PLUS, L.P. - II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

  General partners:
    Capital contributions. . . . . . . . .     25,000          25,000
    Cumulative net earnings. . . . . . . .    472,851         443,106
    Cumulative cash distributions. . . . .   (906,336)       (906,336)
                                             ---------       ---------
                                             (408,485)       (438,230)
                                             ---------       ---------

  Limited partners (64,269.53 interests):
    Capital contributions, net of
     offering costs and
     purchase discounts. . . . . . . . . . 55,256,131      55,256,131
    Cumulative net earnings. . . . . . . .  9,500,196       8,935,045
    Cumulative cash distributions. . . . .(35,360,568)    (35,360,568)
                                           -----------     -----------
                                           29,395,759      28,830,608
                                          -----------     -----------

        Total partners' capital accounts . 28,987,274      28,392,378
                                           ----------      ----------


                                         $ 29,072,301      28,511,534
                                           ==========      ==========









                   See accompanying notes to consolidated financial statements. /TABLE

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED  STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                          (UNAUDITED)

                                              1997          1996
                                             --------    -------

Income:
   Rental income . . . . . . . . .         $      --     832,786
   Interest income . . . . . . . .             49,386     66,040
                                             --------    -------

                                               49,386    898,826
                                             --------    -------

Expenses:
   Depreciation. . . . . . . . . .                --     145,870
   Property operating expenses . .                --     470,753
   Professional services . . . . .             27,148     28,000
   General and administrative. . .             44,311     78,353
                                             --------    -------
                                               71,459    722,976
                                             --------    -------


   Operating earnings (loss) . . .           (22,073)    175,850

Partnership's share of earnings of
 unconsolidated affiliated
 corporation   . . . . . . . . . .           531,934     266,872
Partnership's share of
 operations of unconsolidated
 venture . . . . . . . . . . . . .            86,818      52,449
                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                      CONSOLIDATED  STATEMENTS OF OPERATIONS - CONTINUED

Venture partner's share of
 venture's operations. . . . . . .            (1,783)   (69,573)
                                             -------      ------


   Net earnings (loss) . . . . . .    $      594,896    425,598
                                             =======    ========

   Net earnings (loss) per limited
      partnership interest . . . .    $         8.79       6.29
                                             =======    ========


   Cash distributions per limited
    partnership interest . . . . .    $           --         --
                                              =======   ========










                 See accompanying notes to consolidated financial statements. /TABLE

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                          (UNAUDITED)

                                                   1997          1996
                                                  --------      ------

Cash flows from operating activities:
   Net earnings (loss) . . . . . .            $   594,896     425,598
   Items not requiring (providing)
    cash or cash equivalents:
   Depreciation. . . . . . . . . .                     --     145,870
   Partnership's share of earnings
    of unconsolidated affiliated corporation,
    net of dividends . . . . . . .                 12,386     277,316
   Partnership's share of operations of
    unconsolidated venture, net of
    distributions. . . . . . . . .                (86,818)    (52,449)
   Venture partner's share of
    venture's  operations. . . . .                  1,783      69,573

Changes in:
   Interest, rents and
    other receivables. . . . . . .                  3,523      19,225
   Accounts payable. . . . . . . .                (34,984)     73,733
   Amounts due to affiliates . . .                   (928)      5,000
   Accrued real estate taxes . . .                     --      61,287
   Tenant security deposits. . . .                     --      (1,487)
                                                   -------     -------
   Net cash provided by (used in)
    operating activities . . . . .                 489,858   1,023,666
                                                  --------- ----------

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




Cash flows from investing activities:
   Additions to investment properties                 --       (3,634)
                                                ---------     --------

   Net cash provided by (used in) investing
    activities . . . . . . . . . .                    --       (3,634)
                                                     -------------------
Net increase (decrease) in cash and
    cash equivalents . . . . . . .                489,858   1,020,032
                                                ---------   ----------
   Cash and cash equivalents,
    beginning of year. . . . . . .              3,933,927   3,606,715
                                                ---------   ----------

   Cash and cash equivalents,
    end of period. . . . . . . . .            $ 4,423,785    4,626,747
                                                ==========   =========
Supplemental disclosure of
 cash flow information:
   Cash paid for mortgage and
    other interest . . . . . . . .            $       --           --
                                                ==========  ==========
   Non-cash investing and
    financing activities . . . . .            $       --           --
                                                ==========  ==========


                 See accompanying notes to consolidated financial statements. /TABLE

                CARLYLE INCOME PLUS,L.P. - II
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    March 31, 1997 and 1996

                          (Unaudited)
GENERAL

  Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended
December 31, 1996, which are included in the Partnership's 1996
Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

  The Partnership adopted Statement of Financial Accounting Standards No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership has committed to such a plan for both of its remaining real estate investments. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated.

  The accompanying consolidated financial statements include
$618,752, and $319,321, respectively, of the Partnership's share of total operations of $1,395,349 and $717,833 for the three months ended March 31, 1997 and 1996 of unconsolidated properties held for sale or disposition.

  Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


recognized by the Partnership  for the three months ended March
31, 1997 and 1996 aggregated $6,833 and $5,990, respectively, of which $4,460 was unpaid at March 31, 1997.

ASHBY APARTMENTS

     In July 1996, CIP/Ashby entered into a contract with a potential purchaser for the sale of this property and, pursuant to such contract, the property was sold August 26, 1996.

     In connection with the sale of this property, as is customary in such transactions, CIP/Ashby agreed to certain representations and warranties, with a stipulated survival period of one year after the date of the closing of the sale, to late August 1997. Although it is not expected, CIP/Ashby may ultimately have some liability under such representations and warranties. In this regard, the CIP/Ashby venture will be liquidated after the expiration of the above-mentioned survival period and after the distribution of any remaining funds to the venture partners.

1225 CONNECTICUT AVENUE

     The property remains 100% occupied at March 31, 1997. As the 1225 Investment Corporation has committed to a plan to sell the property, the property was classified by the 1225 Investment
Corporation as held for sale as of December 31, 1996 and, therefore, will not be subject to continued depreciation.

     In response to the uncertainty relating to 1225 Investment Corporation's ability to recover the net carrying value of The 1225 Connecticut Avenue, N.W. office building through future operations or sale, 1225 Investment Corporation, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment in 1996 in the amount of $6,548,956 (of which the Partnership's share was $2,851,415). Such provision reduced the net carrying value of the investment property to its then estimated fair value based upon an independent appraisal received for the property as of December 31, 1996.


LANDINGS SHOPPING CENTER

     Occupancy at the property remained at 60% at March 31, 1997, primarily as a result of delays in the lease-up of



               CARLYLE INCOME PLUS LIMITED - II
                   ( A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



vacant space, for which the JMB/Landings joint venture ("JMB/Landings")is actively pursuing replacement tenants. In such regard, as of the date of this report, an agreement has been reached, subject to final lease execution, with a tenant to occupy 20,400 square feet(approximately 22% of JMB/Landings' owned net rentable area at the property) with an expected occupancy in the summer of 1997. There can be no assurance, however, that this lease will ultimately be executed. JMB/Landings is currently pursuing its legal remedies concerning arrearages of approximately $45,000 from tenants that have vacated or ceased operations at the center. In addition, tenant leases representing approximately 20%, 16% and 8% of the leasable space at the property are scheduled to expire in 1997, 1998 and 1999, respectively, not all of which are expected to be renewed. JMB/Landings is conserving its working capital in order to fund currently budgeted 1997 capital and tenant costs of approximately $270,000 and for potential future costs in connection with the lease-up of the vacant space at the property. Furthermore, as of December 31, 1996, JMB/Landings has committed to a plan to sell the property and therefore the property was classified as held for sale and is not subject to
continued depreciation.   An affiliate of the General Partners
of the Partnership manages the property for a fee equal to 4% of the property's gross receipts. Such property management fees aggregated $9,852 and $10,671 for the three months ended March 31, 1997 and 1996, respectively.

CARLYLE INCOME PLUS. L.P. - II
( A LIMITED PARTNERSHIP)
AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                    March 31, 1997 and 1996

                                          (Unaudited)



 UNCONSOLIDATED INVESTMENTS - SUMMARY INFORMATION


  JMB/LANDINGS

  Summary income statement information for JMB/Landings Associates for the three months ended March 31, 1997 and 1996 is as follows:

                            1997         1996
                          ---------    ---------
 Total income. . . . . . .$  231,372     269,945
                          =========    =========

 Operating earnings. . . .$  173,636     104,898
                          =========    =========
 Partnership's share
 of earnings . . . . . . .$   86,818      52,449
                        ===========    =========

CARLYLE INCOME PLUS, L.P. - II
( A LIMITED PARTNERSHIP)
AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                                    March 31, 1997 and 1996

                                          (Unaudited)



 1225 CONNECTICUT AVENUE, N.W.

 Summary income statements information for 1225 Investment Corporation for the three months ended
March 31, 1997 and 1996 is as follows:


                             1997         1996
                          ---------    ---------

 Total income. . . . . . $1,971,000    1,725,874
                          =========    =========

 Operating earnings. . . $1,221,713      612,935
                          =========    =========

 Partnership's share of
  earnings . . . . . . . $  531,934      266,872
                          =========    =========

ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.



/TABLE

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

  During 1996, some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts between $350 and $400 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired. The Partnership had also received requests from other unaffiliated third parties for the list of Holders of Interests. It is possible that other offers for Interests may be made by unaffiliated third parties in the future although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

  The Partnership had been made aware that in mid-March and early April of 1997 two other unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers each sought to purchase up to 4.9% of the Interests in the Partnership at amounts between $250 and $310 per Interest. The former offer expired in late April 1997. The latter offer is currently scheduled to expire in late May 1997. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 6.86% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

  After reviewing the Partnership's properties and marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the nearer term), barring any unforeseen economic developments.

   Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining investment properties, aggregate distributions from sale proceeds received by the Limited Partners over the entire term of the Partnership are expected to approximate one-half of their original investment. These aggregate sale proceeds when combined with aggregate distributions of net cash flow over the entire term of the Partnership are expected to approximate less then the Limited Partners' original investment. Accordingly, as the subordination requirements of the Partnership Agreement for the retention of sales proceeds by the General Partners are not expected to be met, the General Partners are currently deferring their share of distributable sales proceeds.


RESULTS OF OPERATIONS

  The increase in cash and cash equivalents at March 31, 1997 as compared to December 31, 1996 is attributable primarily to the Partnership's receipt of approximately $544,000 of dividends from 1225 Investment Corporation in February 1997.

  The decrease in accounts payable at March 31, 1997 as compared to December 31, 1996 is attributable primarily to the payment in 1997 of fees for professional services which were accrued and unpaid at December 31, 1996.

  The decrease in rental income, depreciation, property operating expenses and venture partner's share of venture's operations for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is attributable to the sale of the Ashby at McLean Apartments in August 1996, as more fully described in the notes.

  The decrease in general and administrative expenses for the three months ended March 31, 1997, as compared to the three months ended March 31,1996 is attributable primarily to the timing of the recognition of costs for certain outsourcing services, recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.

     The increase in Partnership's share of operations of unconsolidated affiliated corporation for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is attributable primarily to the suspension of depreciation, effective January 1, 1997, on the 1225 Connecticut Avenue, N.W. office building, as the property was classified as held for sale as of December 31, 1996. An additional increase in Partnership's share of operations of unconsolidated affiliated corporation in 1997 is attributable primarily to the recognition of higher effective rents at the property in 1997.

    The increase in Partnership's share of operations of unconsolidated venture for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is attributable primarily to the suspension of depreciation, effective January 1, 1997, on the Landings Shopping Center, as the property was classified as held for sale as of December 31, 1996.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION



The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997:

                                                   1996                    1997
                                         --------------------------------------------------
                                              At    At    At   At    At    At    At    At

                                             3/31  6/30  9/3012/31  3/31  6/30  9/30 12/31
                                             ----  ----  ---------  ----  ---- ----- -----
1.  The Landings Shopping Center
      Sarasota, Florida.                      82%   65%   67%  60%   60%


2.  1225 Connecticut
      Washington, D.C. .                     100%  100%  100% 100%  100%



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

  4.1 Assignment Agreement is hereby incorporated by reference to Exhibit B to the Partnership's Prospectus which is hereby incorporated herein by reference to
         Exhibit 4.1 of the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-17705) dated March 25, 1994.


  10.1 Closing statement dated January 28, 1994 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., is hereby incorporated by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

  10.2 Secured promissory note dated January 28, 1994 in the amount of $6,500,000 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., is hereby incorporated by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

  10.3 Secured promissory note dated January 28, 1994 in the amount of $500,000 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., is hereby incorporated by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.


  27.    Financial Data Schedule

(b) No reports on Form 8-K were required or filed for the quarter covered by this report.

                          SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CARLYLE INCOME PLUS, L.P.-II

                             BY:  JMB Realty Corporation
                                  (Corporate General Partner)




                             By:  Gailen J. Hull,
                                  Senior Vice President
                                  Date: May 9, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                  Gailen J. Hull,
                                  Principal Accounting Officer
                                  Date: May 9, 1997