Form 10-Q
period 1997-06-30
CARLYLE INCOME PLUS LP II
filed 1997-08-11
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  CARLYLE INCOME PLUS, LTD. - II
     Commission File No. 0-17705
     Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the 2nd quarter June 30, 1997.


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



For the quarter ended June 30, 1997          Commission file
                                             number 0-17705



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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                 CARLYLE INCOME PLUS, L.P.-II
                                   (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1997 AND DECEMBER  31, 1996

                                          (UNAUDITED)

                                                A s s e t s
                                              --------------
                                              June 30,    December 31,
                                                1997          1996
                                             ---------    ------------
Current assets:
  Cash and cash equivalents  . . . . . . .$  3,758,309       3,933,927
  Interest, rents and other receivables. .      18,148          25,348
                                            ----------      ----------
    Total current assets . . . . . . . . .   3,776,457       3,959,275
                                            ----------      ----------
Investment in unconsolidated affiliated
  corporation, at equity   . . . . . . . .  20,489,463      20,418,337

Investment in unconsolidated
 venture, at equity    . . . . . . . . . .   4,273,073       4,133,922
                                            ----------      ----------
                                          $ 28,538,993      28,511,534
                                            ==========      ==========

                                 CARLYLE INCOME PLUS, LP - II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED


                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                   --------------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . .   $    14,060          71,858
  Amounts due to affiliates  . . . . . .        20,806           5,388
                                            ----------      ----------

    Total current liabilities. . . . . .        34,866          77,246
                                            ----------      ----------

Commitments and contingencies

        Total liabilities. . . . . . . .        34,866          77,246
                                            ----------      ----------
Venture partner's subordinated equity
 in venture  . . . . . . . . . . . . . .        43,840          41,910
Partners' capital accounts
 (deficits):


                                 CARLYLE INCOME PLUS, LP - II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

  General partners:
    Capital contributions. . . . . . . . .     25,000          25,000
    Cumulative net earnings (losses) . . .    497,228         443,106
    Cumulative cash distributions. . . . .   (960,458)       (906,336)
                                             ---------       ---------
                                             (438,230)       (438,230)
                                             ---------       ---------

  Limited partners (64,269.53 interests):
    Capital contributions, net of
     offering costs and
     purchase discounts. . . . . . . . . . 55,256,131      55,256,131
    Cumulative net earnings (losses) . . . 10,031,266       8,935,045
    Cumulative cash distributions. . . . .(36,388,880)    (35,360,568)
                                           ----------      ----------
                                           28,898,517      28,830,608
                                           ----------      ----------

        Total partners' capital accounts . 28,460,287      28,392,378
                                           ----------      ----------


                                         $ 28,538,993      28,511,534
                                           ==========      ==========



                   See accompanying notes to consolidated financial statements. /TABLE

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED  STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                          (UNAUDITED)
                        THREE MONTHS ENDED        SIX MONTHS ENDED
                              JUNE 30,                JUNE 30,
                             1997     1996        1997           1996
                         --------  ---------   -------        --------

Income:
   Rental income . . . . $    --    830,524          --      1,663,310
   Interest income . . . .48,292     56,858      97,678        122,898
                          -------    -------     -------       -------
                          48,292    887,382      97,678      1,786,208
                          -------    -------     -------       -------

Expenses:
   Depreciation. . . . . .    --         --          --        145,870
   Property operating
    expenses . . . . . . .    --    375,834          --        846,587
   Professional services .28,110     22,366      55,258         50,366
   General and
    administrative . . . .35,793     60,964      80,104        139,317
                         --------    -------    --------       -------
                          63,903    459,164     135,362      1,182,140
                         --------    -------    --------       -------

   Operating earnings
    (loss) . . . . . . . .(15,611)  428,218     (37,684)       604,068


                                CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                      CONSOLIDATED  STATEMENTS OF OPERATIONS - CONTINUED


Partnership's share of
 operations of
 unconsolidated
 affiliated
 corporation   . . . . . 518,872    344,808   1,050,806       611,680
Partnership's share of
 operations of
 unconsolidated venture   52,333     56,493     139,151       108,942
Venture partner's
 share of venture's
 operations. . . . . . .    (147)  (144,885)     (1,930)     (214,458)
                         -------    --------  ---------      --------

   Net earnings (loss)  $555,447    684,634   1,150,343     1,110,232
                         =======    ========   ==========   =========

   Net earnings (loss)
    per limited
      partnership
      interest . . . . .$   8.27      10.12       17.06         16.41
                         =======    ========  =========     =========

   Cash distributions
    per limited
    partnership
    interest . . . . . .$  16.00      16.00       16.00         16.00
                          =======   ========  =========     =========

                 See accompanying notes to consolidated financial statements. /TABLE

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                          (UNAUDITED)
                                                   1997          1996
                                                  --------      ------

Cash flows from operating activities:
   Net earnings (loss) . . . . . .            $ 1,150,343   1,110,232
   Items not requiring (providing)
    cash or cash equivalents:
   Depreciation. . . . . . . . . .                     --     145,870
   Partnership's share of operations
    of unconsolidated affiliated corporation,
    net of dividends . . . . . . .             (1,050,806)    498,463
   Partnership's share of operations of
    unconsolidated venture, net of
    distributions. . . . . . . . .               (139,151)   (108,942)
   Venture partner's share of
    venture's operations . . . . .                  1,930     214,458

Changes in:
   Interest, rents and
    other receivables. . . . . . .                  7,200     (26,046)
   Accounts payable. . . . . . . .                (57,798)     98,393
   Amounts due to affiliates . . .                 15,418      (3,415)
   Accrued real estate taxes . . .                     --     122,575


                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                     1997       1996
                                                   -------     -------
   Tenant security deposits. . . .                     --      (2,739)
                                                ----------  ----------
   Net cash provided by (used in)
    operating activities . . . . .                (72,864)  2,048,849
                                                ----------  ----------
Cash flows from investing activities:
   Additions to investment properties                  --     (21,067)
   Partnership's distributions from
    unconsolidated corporation . .                979,680          --
                                                ----------  ----------
   Net cash provided by (used in) investing
    activities . . . . . . . . . .                979,680     (21,067)
                                                ----------  ----------
Cash flows from financing activities:
   Distributions to limited partners           (1,028,312) (1,028,312)
   Distributions to general
    partners . . . . . . . . . . .                (54,122)    (54,122)
                                                ----------  ----------
   Net cash provided by (used in) financing
    activities . . . . . . . . . .             (1,082,434) (1,082,434)
                                                ---------- ----------
   Net increase (decrease) in cash and
    cash equivalents . . . . . . .               (175,618)    945,348
   Cash and cash equivalents,
    beginning of year. . . . . . .              3,933,927   3,606,715
                                                ---------   ----------

                                CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


   Cash and cash equivalents,
    end of period. . . . . . . . .            $  3,758,309   4,552,063
                                                  ========   =========
Supplemental disclosure of
 cash flow information:
   Cash paid for mortgage and
    other interest . . . . . . . .            $         --         --
                                                  ========  ==========
   Non-cash investing and
    financing activities . . . . .            $         --         --
                                                  ========  ==========
















                 See accompanying notes to consolidated financial statements. /TABLE

                CARLYLE INCOME PLUS, L.P. - II
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    June 30, 1997 and 1996

                          (Unaudited)


GENERAL

  Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's
1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

  The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership has committed to such a plan for both of its remaining real estate investments. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated.

  The accompanying consolidated financial statements include $1,189,957, and $720,622, respectively, of the Partnership's share of total operations of $2,691,728 and $1,622,754 for the six months ended June 30, 1997 and 1996 of unconsolidated properties held for sale or disposition.

  During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.

  Certain amounts in 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

TRANSACTIONS WITH AFFILIATES

  The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 were as follows:

                                                   Unpaid at
                                                    June 30,
                                    1997   1996       1997
                                -------- ------      -------
Insurance commissions. . . . .  $  3,958    3,262         --
Reimbursement (at cost) for
 salary and  salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties . .    13,666   11,264     20,806
                                 -------   ------     ------
                                $ 17,624   14,526     20,806
                                  ======   ======     ======

      All such amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.

ASHBY APARTMENTS

      In July 1996, CIP/Ashby entered into a contract with a potential purchaser for the sale of this property, and, pursuant to such contract, the property was sold August 26, 1996.

      In connection with the sale of the property, as is customary in such transactions, CIP/Ashby agreed to certain representations and warranties, with a stipulated survival period of one year after the date of the closing of the sale, to late August 1997. Although it is not expected, CIP/Ashby may ultimately have some liability under such representations and warranties. In this regard, the CIP/Ashby venture will not be

CARLYLE INCOME PLUS, L.P. - II
( A LIMITED PARTNERSHIP)
AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

liquidated until after the expiration of the above-mentioned survival period and after the distribution of any remaining funds to the venture partners.


1225 CONNECTICUT AVENUE

     The property remained 100% occupied at June 30, 1997. Subsequent to June 30, 1997, a tenant, which occupied approximately 9,900 square feet (5% of the property's leasable space) and whose lease is scheduled to expire in June 2002, vacated its space. The tenant, which is current in its monthly lease obligations as of the date of this report, is currently negotiating a possible sublease with Ernst & Young, the principal tenant which occupies approximately 80% of the property's leasable space. There can be no assurance, however, that such negotiations will result in a sublease agreement between the vacated tenant and Ernst & Young.

     As the 1225 Investment Corporation has committed to a plan to sell the property, the property was classified by the 1225 Investment Corporation as held for sale as of December 31, 1996 and, therefore, is not subject to continued depreciation.

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

LANDINGS SHOPPING CENTER

      Occupancy at the property decreased to 55% at June 30, 1997, from 60% at March 31, 1997, as a result of the vacating of two tenants which occupied approximately 5,350 square feet at the property. Although there have been delays in the lease-up of vacant space, the JMB/Landings joint venture ("JMB/Landings") continues to actively pursue replacement tenants. In such

CARLYLE INCOME PLUS, L.P. - II
( A LIMITED PARTNERSHIP)
AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)


regard, lease agreements were executed with two tenants to occupy a total of 24,420 square feet(approximately 26% of JMB/Landings' owned net rentable area at the property). These two tenants, one leasing 20,410 square feet and the other leasing 4,010 square feet, are expected to occupy their space in late summer of 1997. JMB/Landings is currently pursuing its legal remedies concerning arrearages of approximately $45,000 from tenants that have vacated or ceased operations at the center. In addition, tenant leases representing approximately 7%, 16% and 10% of the leasable space at the property are scheduled to expire during the remainder of 1997, and in 1998 and 1999, respectively, not all of which are expected to be renewed. JMB/Landings is conserving its working capital in order to fund currently budgeted 1997 capital and tenant costs of approximately $150,000 and for potential future costs in connection with the lease-up of the remaining vacant space at the property, of which approximately $50,000 has been incurred as of the date of this report. Furthermore, as of December 31, 1996, JMB/Landings has committed to a plan to sell the property and, therefore, the property was classified as held for sale and
is not subject to continued depreciation.   An affiliate of the
General Partners of the Partnership manages the property for a fee equal to 4% of the property's gross receipts. Such property management fees aggregated $19,548 and $22,154 for the six months ended June 30, 1997 and 1996, respectively.

CARLYLE INCOME PLUS, L.P. - II
( A LIMITED PARTNERSHIP)
AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                          (Unaudited)



 UNCONSOLIDATED INVESTMENTS - SUMMARY INFORMATION


  JMB/LANDINGS

  Summary income statement information for JMB/Landings Associates for the six months ended June 30, 1997 and 1996 is as follows:

                            1997         1996
                          ---------    ---------
 Total income. . . . . . .$  459,714     579,910
                          =========    =========

 Operating earnings. . . .$  278,302     217,884
                          =========    =========
 Partnership's share
 of earnings . . . . . . .$  139,151     108,942
                          =========    =========

CARLYLE INCOME PLUS, L.P. - II
( A LIMITED PARTNERSHIP)
AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                                          (Unaudited)


 1225 CONNECTICUT AVENUE, N.W.

 Summary income statement information for 1225 Investment Corporation for the six months ended
June 30, 1997 and 1996 is as follows:

                             1997         1996
                          ---------    ---------

 Total income. . . . . .$ 3,898,000    3,602,747
                          =========    =========
 Operating earnings. . .$ 2,413,426    1,404,870
                          =========    =========
 Partnership's share of
  earnings . . . . . . .$ 1,050,806      611,680
                          =========    =========

ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

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

  The Partnership had been made aware that in March and April of 1997 two other unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers each sought to purchase up to 4.9% of the Interests in the Partnership at amounts between $250 and $320 per Interest.
These offers expired in April and July 1997. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 3.34% of the outstanding Interests have been purchased in 1996 and 1997 by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

  After reviewing the Partnership's properties and marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining two investment properties as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than the end of 1999 and perhaps in the 1997-1998 time frame, barring any unforeseen economic developments.

   Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining investment properties, aggregate distributions from sale proceeds received by the Limited Partners over the entire term of the Partnership are expected to approximate one-half of their original investment. These aggregate sale proceeds when combined with aggregate distributions of net cash flow over the entire term of the Partnership are expected to be less than the Limited Partners' original investment. Accordingly, as the subordination requirements of the Partnership Agreement for the retention of sales proceeds by the General Partners are not expected to be met, the General Partners are currently deferring their share of distributable sales proceeds.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1997 as compared to December 31, 1996 is attributable primarily to the Partnership's operating cash flow distribution of approximately $1,082,000 in May 1997 ($54,122 of which was the General Partners' share). This decrease was substantially offset by the Partnership's receipt of approximately $980,000 of dividends from 1225 Investment Corporation in 1997.

     The decrease in accounts payable at June 30, 1997 as compared to December 31, 1996 is attributable primarily to the payment in 1997 of fees for professional services which were accrued and unpaid at December 31, 1996.

     The decreases in rental income, property operating expenses and venture partner's share of venture's operations for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30,1996, and the decrease in depreciation expense for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 (the property was classified as held for sale as of April 1, 1996) is attributable to the sale of the Ashby at McLean Apartments in August 1996, as more fully described in the notes.

     The decrease in general and administrative expenses for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is attributable primarily to the timing of the recognition of costs for certain outsourcing services, recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.

     The increase in Partnership's share of operations of unconsolidated affiliated corporation for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is attributable primarily to the suspension of depreciation, effective January 1, 1997, on the 1225 Connecticut Avenue, N.W. office building, as the property was classified as held for sale as of December 31, 1996. An additional increase in Partnership's share of operations of unconsolidated affiliated corporation in 1997 is attributable primarily to the recognition of higher effective rents at the property in 1997.

    The increase in Partnership's share of operations of unconsolidated venture for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 is attributable primarily to the suspension of depreciation, effective January 1, 1997, on the Landings Shopping Center, as the property was classified as held for sale as of December 31, 1996. Such increase was substantially offset for the three months ended June 30, 1997 by a decrease in rental income at the property in 1997, primarily as a result of a decrease in occupancy in 1997.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                           OCCUPANCY

The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                                   1996                    1997
                                         --------------------------------------------------
                                              At    At    At   At    At    At    At    At

                                             3/31  6/30  9/3012/31  3/31  6/30  9/30 12/31
                                             ----  ----  ---------  ----  ---- ----- -----
1.  The Landings Shopping Center
      Sarasota, Florida.                      82%   65%   67%  60%   60%   55%

2.  1225 Connecticut Avenue
      Washington, D.C. .                     100%  100%  100% 100%  100%  100%



PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

27.      Financial Data Schedule

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

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


                             CARLYLE INCOME PLUS, L.P.-II

                             BY:  JMB Realty Corporation
                                  (Corporate General Partner)




                             By:  Gailen J. Hull,
                                  Senior Vice President
                                  Date: August 8, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                  Gailen J. Hull,
                                  Principal Accounting Officer
                                  Date: August 8, 1997