Form 10-Q
period 1997-09-30
CARLYLE INCOME PLUS LP II
filed 1997-11-07
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  CARLYLE INCOME PLUS, LTD. - II
     Commission File No. 0-17705
     Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the 3rd quarter September 30, 1997.


Thank you.

Very truly yours,

CARLYLE INCOME PLUS, L.P-II

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



For the quarter ended September 30, 1997     Commission file
                                             number 0-17705



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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                 CARLYLE INCOME PLUS, L.P.-II
                                   (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                          (UNAUDITED)

                                                A s s e t s
                                              --------------

                                         SEPTEMBER 30,    DECEMBER 31,
                                             1997             1996
                                           ---------      ------------
Current assets:
  Cash and cash equivalents  . . . . . . $   4,133,357       3,933,927
  Interest, rents and other receivables. .      15,430          25,348
                                            ----------      ----------
    Total current assets . . . . . . . . .   4,148,787       3,959,275
                                            ----------      ----------
Investment in unconsolidated affiliated
 corporation, at equity. . . . . . . . . .  20,596,861      20,418,337
Investment in unconsolidated venture,
 at equity . . . . . . . . . . . . . . . .   4,334,184       4,133,922
                                            ----------      ----------
                                       $    29,079,832      28,511,534
                                            ==========      ==========

                                 CARLYLE INCOME PLUS, L.P.-II
                                   (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                   --------------------------------------------------------
Current liabilities:
  Accounts payable . . . . . . . . . . . .$      5,784          71,858
  Amounts due to affiliates  . . . . . . .      10,702           5,388
                                            ----------      ----------


    Total current liabilities. . . . . . .      16,486          77,246
                                            ----------      ----------
Commitments and contingencies

        Total liabilities. . . . . . . . .      16,486          77,246
                                            ----------      ----------
Venture partner's subordinated equity
 in venture  . . . . . . . . . . . . . . .      10,957          41,910
Partners' capital accounts
 (deficits):


                               CARLYLE INCOME PLUS, L.P. - II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

  General partners:
    Capital contributions. . . . . . . . .     25,000          25,000
    Cumulative net earnings (losses) . . .    497,228         443,106
    Cumulative cash distributions. . . . .   (960,458)       (906,336)
                                            ---------        ---------
                                             (438,230)       (438,230)
                                            ---------        ---------

  Limited partners (64,269.53 interests):
    Capital contributions, net of
     offering costs and
     purchase discounts. . . . . . . . . . 55,256,131      55,256,131
    Cumulative net earnings (losses) . . . 12,623,367       8,935,045
    Cumulative cash distributions. . . . .(38,388,880)    (35,360,568)
                                           ----------      ----------
                                           29,490,618      28,830,608
                                           ----------      ----------

        Total partners' capital accounts . 29,052,388      28,392,378
                                           ----------      ----------


                                         $ 29,079,832      28,511,534
                                           ==========      ==========



                   See accompanying notes to consolidated financial statements. /TABLE

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED  STATEMENTS OF OPERATIONS

                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                          (UNAUDITED)
                        THREE MONTHS ENDED       NINE MONTHS ENDED
                         SEPTEMBER 30,           SEPTEMBER 30,
                             1997     1996        1997           1996
                         --------  ---------   -------        --------

Income:
   Rental income . . . . .$     --   693,486        --       2,356,796
   Interest income . . . .45,215     158,546    142,893        281,444
                          -------    -------     -------       -------
                          45,215     852,032    142,893      2,638,240
                          -------    -------     -------       -------
Expenses:
   Depreciation. . . . . .   --          --         --         145,870
   Property operating
    expenses . . . . . . .   --      296,595        --       1,143,182
   Professional services .   263      33,225     55,521         83,591
   General and
    administrative . . . .61,011      29,278    141,115        168,595
                          -------    -------     -------       -------
                          61,274     359,098    196,636      1,541,238
                          -------    -------     -------       -------
   Operating earnings
    (loss) . . . . . . . .(16,059)   492,934    (53,743)     1,097,002


                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                      CONSOLIDATED  STATEMENTS OF OPERATIONS - CONTINUED

Partnership's share of
 earnings of
 unconsolidated
 affiliated corporation  .      542,758    339,584   1,593,564       951,264
Partnership's share of
 operations of
 unconsolidated venture  .       61,111     42,492     200,262       151,434
Venture partner's
 share of venture's
 operations. . . . . . . .        4,292   (159,618)      2,362      (374,076)
                               --------  ---------    --------     ---------
   Net operating earnings
    (loss) . . . . . . . .      592,102    715,392   1,742,445     1,825,624

Gain on sale of investment
 property, net of venture
 partner's share . . . . .          --   2,524,162         --      2,524,162
                               --------  ---------    --------     ---------
   Net earnings (loss)   .    $ 592,102  3,239,554   1,742,445     4,349,786
                               ========  =========    ========     =========
   Net earnings (loss)
    per limited partnership
    interest:

       Net operating earnings
       (loss)  . . . . . .    $    9.21      10.58       26.27         26.99

       Net gain on sale of
       investment property          --       38.88          --         38.88
                               --------    --------  ----------     ---------
                              $    9.21      49.46       26.27         65.87
                               ========    ========    ========     =========


                                CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE


                      CONSOLIDATED  STATEMENTS OF OPERATIONS - CONTINUED



   Cash distributions
    per limited
    partnership
    interest . . . . . . .$  --          --       16.00          16.00
                          =======   ========     =======      ========

                 See accompanying notes to consolidated financial statements. /TABLE

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                          (UNAUDITED)
                                                   1997       1996
                                                  --------   ------
Cash flows from operating activities:
   Net earnings (loss) . . . . . .            $ 1,742,445   4,349,786
   Items not requiring (providing)
    cash or cash equivalents:
   Depreciation. . . . . . . . . .                 --         145,870
   Total gain on sale of investment
    property . . . . . . . . . . .                 --      (3,658,205)
   Partnership's share of earnings
    of unconsolidated affiliated corporation,
    net of dividends . . . . . . .             (1,593,564)    724,835
   Partnership's share of operations of
    unconsolidated venture, net of
    distributions. . . . . . . . .               (200,262)   (151,434)
   Venture partner's share of
    venture's  operations and
    gain on sale . . . . . . . . .                 (2,362)  1,508,119

Changes in:
   Interest, rents and
    other receivables. . . . . . .                  9,918     (71,514)
   Accounts payable. . . . . . . .                (66,074)     28,440


                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                     1997       1996
                                                ------------   -------

   Amounts due to affiliates . . .                  5,314       5,804
   Tenant security deposits. . . .                    --     (107,369)
                                                ----------  ----------
   Net cash provided by (used in)
    operating activities . . . . .               (104,585)  2,774,332
                                                ----------  ----------
Cash flows from investing activities:
   Additions to investment property. .                --      (48,234)
   Partnership's distributions from
    unconsolidated corporation . . . .          1,415,040         --
   Cash proceeds from sale of investment
    property, net of selling expenses.                --   20,996,011
                                                ----------  ----------
   Net cash provided by (used in) investing
    activities . . . . . . . . . . . .          1,415,040  20,947,777
                                                ----------  ----------
Cash flows from financing activities:
   Distributions to venture partners .            (28,591)         --
   Distributions to limited partners .         (1,028,312) (1,028,312)
   Distributions to general partners .            (54,122)    (54,122)
                                                ----------  ----------
   Net cash provided by (used in) financing
    activities . . . . . . . . . . . .         (1,111,025) (1,082,434)
                                                ---------- ----------


                                CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

   Net increase (decrease) in cash and
    cash equivalents . . . . . . . . .            199,430  22,639,675
   Cash and cash equivalents,
    beginning of year. . . . . . . . .          3,933,927   3,606,715
                                                ---------   ----------
   Cash and cash equivalents,
    end of period. . . . . . . . . . .        $ 4,133,357  26,246,390
                                                =========   ==========
Supplemental disclosure of
 cash flow information:
   Cash paid for mortgage and
    other interest . . . . . . . . . .        $      --           --
                                                =========   ==========
   Non-cash investing and
    financing activities . . . . . . .        $      --           --
                                                =========   ==========












                 See accompanying notes to consolidated financial statements. /TABLE

                 CARLYLE INCOME PLUS L.P. - II
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  September 30, 1997 and 1996

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

  The accompanying consolidated financial statements include $1,793,826, and $1,102,698, respectively, of the Partnership's share of total operations of $4,060,526 and $2,487,672 for the nine months ended September 30, 1997 and 1996 of unconsolidated properties held for sale or disposition.

  During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not


                 CARLYLE INCOME PLUS L.P. - II
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.

  Certain amounts in 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

TRANSACTIONS WITH AFFILIATES

  The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 were as follows:

                                                    Unpaid at
                                                September 30,
                               1997       1996         1997
                              -----      -----  ------------

Insurance commissions. . . . .$  3,958    4,071          --

Reimbursement (at cost)
 for salary and salary-
 related expenses related
 to the on-site and other
 costs for the Partnership
 and its investment
 properties. . . . . . . . . .  20,514   16,418       10,702
                                ------    -----        -----
                              $ 24,472   20,489       10,702
                                ======   ======       ======

      All such amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.

                 CARLYLE INCOME PLUS L.P. - II
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASHBY APARTMENTS

      In July 1996, CIP/Ashby entered into a contract with a potential purchaser for the sale of this property, and, pursuant to such contract, the property was sold August 26, 1996.

      In connection with the sale of this property, as is customary in such transactions, CIP/Ashby agreed to certain representations and warranties, which expired, with no liability to CIP/Ashby, as scheduled in late August 1997. The CIP/Ashby venture is expected to be liquidated in 1997 after the distribution of the remaining funds to the venture partners.


1225 CONNECTICUT AVENUE

     The property's occupancy declined to 95% at September 30, 1997. During the quarter ended September 30, 1997, a tenant, which occupied approximately 9,900 square feet (5% of the property's leasable space) and whose lease was scheduled to expire in June 2002, vacated its space. The tenant paid $115,000 in termination fees, which amount is equal to the tenant's lease obligations through the end of 1997. 1225 Investment Corporation is currently negotiating a lease for this space with Ernst & Young, the principal tenant which occupies approximately 80% of the property's leasable space. There can be no assurance, however, that such negotiations will result in a lease agreement with Ernst & Young.

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

LANDINGS SHOPPING CENTER

      Occupancy at the property increased to 81% at September 30, 1997, from 55% at June 30, 1997, as a result of the move-in in the third quarter of 1997 of two tenants which occupy a total of 24,420 square feet (approximately 26% of JMB/Landings' owned net rentable area at the property). Although there have been delays in the lease-up of vacant space, the JMB/Landings joint venture ("JMB/Landings") continues to actively pursue replacement tenants for the remaining vacant space.

      JMB/Landings is currently pursuing its legal remedies concerning arrearages of approximately $9,000 from tenants that have vacated or ceased operations at the center. In addition, tenant leases representing approximately 5%, 16% and 10% of the leasable space at the property are scheduled to expire during the remainder of 1997, and in 1998 and 1999, respectively, not all of which are expected to be renewed. JMB/Landings is conserving its working capital in order to fund currently budgeted 1997 capital and tenant costs of approximately $235,000 and for potential future costs in connection with the lease-up of the remaining vacant space at the property, of which approximately $190,000 has been incurred as of the date of this
report.   An affiliate of the General Partners of the
Partnership manages the property for a fee equal to 4% of the property's gross receipts. Such property management fees aggregated $29,815 and $32,367 for the nine months ended September 30, 1997 and 1996, respectively.

    As of December 31, 1996, JMB/Landings has committed to a plan to sell the property and, therefore, the property was classified as held for sale and is not subject to continued depreciation. In such regard, subsequent to the end of the third quarter, JMB/Landings reached an agreement in principle to sell the property to an independent third party. The sale is subject to the various contingencies including final documentation and therefore there can be no assurance that a sale will be completed in the near term with this or any other purchaser. If the sale was completed on the proposed terms, JMB/Landings would recognize a gain in 1997 for financial reporting proposes (primarily as a result of a $3,500,000 provision for value impairment recorded by JMB/Landings in 1995) and a loss in 1997 for Federal income tax reporting purposes.

                CARLYLE INCOME PLUS L.P. - II
                  ( A LIMITED PARTNERSHIP)
                  AND CONSOLIDATED VENTURE

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      (Unaudited)



 UNCONSOLIDATED INVESTMENTS - SUMMARY INFORMATION


  JMB/LANDINGS

  Summary income statement information for JMB/Landings Associates for the nine months ended September 30, 1997 and 1996 is as follows:

                            1997         1996
                          ---------    ---------
 Total income. . . . . . .$  667,040     856,057
                          =========    =========

 Operating
  earnings (loss). . . . $  400,526      302,867
                          =========    =========
 Partnership's share
 of earnings (loss). . . .$  200,262     151,434
                          =========    =========

                CARLYLE INCOME PLUS L.P. - II
                  ( A LIMITED PARTNERSHIP)
                  AND CONSOLIDATED VENTURE

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                         (Unaudited)


 1225 CONNECTICUT AVENUE, N.W.

 Summary income statement information for 1225 Investment Corporation for the nine months ended
September 30,  1997 and 1996 is as follows:
                            1997          1996
                          ---------    ---------

 Total income. . . . . .$ 5,951,000    5,491,621
                          =========    =========
 Operating earnings. . .$ 3,660,000    2,184,805
                          =========    =========
 Partnership's share of
  earnings . . . . . . .$ 1,593,564      951,264
                          =========    =========

ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and
1996.

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

     The Partnership had been made aware that in March, April and September of 1997, other unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers each sought to purchase up to 4.9% of the Interests in the Partnership at amounts between $250 and $320 per Interest. These offers expired in April, July and October 1997, respectively. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 4.03% of the outstanding Interests have been purchased in 1996 and 1997 by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     After reviewing the Partnership's properties and marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining two investment properties as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than the end of 1999 and perhaps in the 1998 time frame, barring any unforeseen economic developments.

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

RESULTS OF OPERATIONS

     Cash and cash equivalents at September 30, 1997 was approximately $4,133,000. Such funds, which are available for distributions to the partners, for leasing costs and for working capital requirements, represent an increase from December 31, 1996 which is attributable primarily to the Partnership's receipt of approximately $1,415,000 of dividends from 1225 Investment Corporation in 1997. This increase was substantially offset by the Partnership's operating cash flow distribution of approximately $1,082,000 in May 1997 ($54,122 of which was the General Partners' share).

     The decrease in accounts payable at September 30, 1997 as compared to December 31, 1996 is attributable primarily to the payment in 1997 of fees for professional services which were accrued and unpaid at December 31, 1996.

     The decreases in rental income, property operating expenses and venture partner's share of venture's operations for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30,1996, and the decrease in depreciation expense for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 (the property was classified as held for sale as of April 1, 1996) is attributable to the sale of the Ashby at McLean Apartments in August 1996, as more fully described in the notes.

     The decreases in interest income for three and nine months ended September 30, 1997 as compared to the year-ago periods are primarily attributable to CIP/Ashby's temporary investment in 1996 of the proceeds of the August 1996 sale of the Ashby at McLean Apartments.


     The increase in Partnership's share of operations of unconsolidated affiliated corporation for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is attributable primarily to the suspension of depreciation, effective January 1, 1997, on the 1225 Connecticut Avenue, N.W. office building, as the property was classified as held for sale as of December 31, 1996. An additional increase in Partnership's share of operations of unconsolidated affiliated corporation in 1997 is attributable primarily to the recognition of higher effective rents at the property in 1997.

    The increase in Partnership's share of operations of unconsolidated venture for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is attributable primarily to the suspension of depreciation, effective January 1, 1997, on the Landings Shopping Center, as the property was classified as held for sale as of December 31, 1996.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                           OCCUPANCY

The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                                   1996                    1997
                                         --------------------------------------------------
                                              At    At    At   At    At    At    At    At

                                             3/31  6/30  9/3012/31  3/31  6/30  9/30 12/31
                                             ----  ----  ---------  ----  ---- ----- -----
1.  The Landings Shopping Center
      Sarasota, Florida.                      82%   65%   67%  60%   60%   55%   81%

2.  1225 Connecticut Avenue
      Washington, D.C. .                     100%  100%  100% 100%  100%  100%   95%



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


                             CARLYLE INCOME PLUS, L.P.-II

                             BY:  JMB Realty Corporation
                                  (Corporate General Partner)




                             By:  Gailen J. Hull,
                                  Senior Vice President
                                  Date:  November 7,  1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                  Gailen J. Hull,
                                  Principal Accounting Officer
                                  Date: November 7, 1997