Form 10-K405
period 1997-12-31
CARLYLE INCOME PLUS LP II
filed 1998-03-30
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  Carlyle Income Plus, L.P. - II
     Commission File No. 0-17705
     Form 10-K

Gentlemen:

Transmitted, for the above-mentioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-K for the year ended December 31, 1997.


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

For the fiscal year
ended December 31, 1997   Commission file number 0-17705


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

                 LIMITED PARTNERSHIP INTERESTS
                AND ASSIGNEE INTERESTS THEREIN
                       (Title of Class)

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

Documents incorporated by reference:  None
 TABLE OF CONTENTS

                                                  Page
                                                  ----
PART I

Item 1.    Business. . . . . . . . . . . . . . . .   1

Item 2.    Properties. . . . . . . . . . . . . . .   4

Item 3.    Legal Proceedings . . . . . . . . . . .   6

Item 4.    Submission of Matters to a
           Vote of Security Holders. . . . . . . .   6


PART II

Item 5.    Market for the Partnership's Limited
           Partnership Interests and
           Related Security Holder Matters . . . .   6

Item 6.    Selected Financial Data . . . . . . . .   8

Item 7.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . .  13

Item 7A.   Quantitative and Qualitative Disclosures
           about Market Risk . . . . . . . . . . .  17

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . .  18

Item 9.    Changes in and Disagreements
           with Accountants on Accounting and
           Financial Disclosure. . . . . . . . . .  70


PART III

Item 10.   Directors and Executive Officers
           of the Partnership. . . . . . . . . . .  70

Item 11.   Executive Compensation. . . . . . . . .  74

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .  75

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  76

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K.. . . . . . . .  76


PART IV

SIGNATURES . . . . . . . . . . . . . . . . . . . .  79

                            PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated
Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, Carlyle Income Plus, L.P.-II (the "Partnership") is a limited partnership formed in December of 1987 and currently governed by the Revised Uniform Limited Partnership Act of the State of Delaware to invest in income-producing commercial and residential real property. On May 24, 1988, the Partnership commenced an offering to the public of $100,000,000 in Limited Partnership Interests ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 33-19463). A total of 64,264.53 Interests (at an offering price of $1,000 per Interest before discounts) were issued to the public between May 24, 1988
and June 18, 1990.   The offering closed on April 30, 1990.  No
holder of Interests (hereinafter, a "Limited Partner") has made
any additional capital contribution after such date.   The
Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's last remaining real property investment is located in Washington, D.C. and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2038. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are held for working capital, distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999 (sooner if the last remaining property is sold in the nearer term), barring any unforeseen economic developments.

     The Partnership made the real property investments set forth in the following table:

                                               SALE OR DISPOSITION
                                                DATE, OR IF OWNED
                                              AT DECEMBER 31, 1997
NAME, TYPE OF PROPERTY              DATE OF     ORIGINAL INVESTED
    AND LOCATION            SIZE   PURCHASE   CAPITAL PERCENTAGE (a)      TYPE OF OWNERSHIP
----------------------   ------------------   --------------------      -------------------
1.  The Landings
    Shopping Center
    Sarasota, Florida      94,000   8-16-88         12-30-97            fee ownership of land
                           sq ft.                                       and improvements
                           n.r.a.                                       (through a joint venture
                                                                        partnership) (b) (e)

2.  Ashby at McLean
    Apartments
    McLean, Virginia     250 units  2-28-90          8-26-96            fee ownership of land
                                                                        and improvements
                                                                        (through a joint venture
                                                                        partnership (b) (e)
3.  1225 Connecticut
    Avenue, N.W.
    Office Building
    Washington, D.C.      203,000   5-24-90            49%              fee ownership of land
                            sq.ft.                                      and improvements
                            g.l.a.                                      (through a corporation)
                                                                        (c)(d)

----------

    (a) The computation of this percentage for the remaining property held at December 31, 1997 does not include amounts invested from sources other than the original net proceeds of the public offering described above and in Item 7.

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

    On December 30, 1997, JMB/Landings joint venture sold The
Landings Shopping Center. Reference is made to the Notes for a further description of such transactions.

    The Partnership's last remaining real property investment is subject to competition from similar types of properties (including properties owned by affiliates of the General Partners) in the vicinity in which it is located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and the Corporation which holds the last remaining investment property. Approximate occupancy levels for the property are set forth in the table in
Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, the investment property held at December 31, 1997 is adequately insured.

    The Partnership has no employees.

    The terms of transactions between the Partnership, the General Partners of the Partnership and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

    The Partnership owns or owned through joint venture partnerships and a corporation, interests in the properties referred to under Item 1 above to which reference is hereby made for a description of such properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment properties owned during 1997:

                                                    1996                    1997
                                           ------------------------   ---------------------
                                               At    At    At    At    At    At    At
                         Principal Business  3/31  6/30  9/30 12/31  3/31  6/30  9/30 12/31
                         ------------------  ----  ----  ---- -----  ----  ---- ----- -----
1.  The Landings Shopping
     Center
      Sarasota,
          Florida. . . .    Retail            82%   65%   67%   60%   60%   55%   81%   N/A

2.  1225 Connecticut
      Washington, D.C. .    Public           100%  100%  100%  100%  100%  100%   95%   95%
                            Accounting/
                            Financial Services

----------
     An N/A indicates that the property was not owned by the Partnership or its joint venture as of the end of the quarter.

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's last remaining investment property.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1996 and 1997.

                            PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP
INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 6,682 record holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 for a discussion of cash distributions to Limited Partners.

     Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                CARLYLE INCOME PLUS, L.P. - II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                    YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993
                         (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                          1997          1996          1995        1994          1993
                     ------------- -------------  ----------- ------------  ------------
Total income . . . .$      190,289     2,885,863    3,498,456    3,366,928    3,259,899
                      ============  ============ ============ ============  ============
Earnings
 (loss)before gains.
 on sales of investment
 properties  . . . .     2,315,269      (658,715)    636,648    (3,276,416)   1,976,778
Gain on sale of investment
 property, net of
 venture partner's
 share . . . . . . .          --       2,524,162          --           --           --
Partnership's share of
 gain on sale of
 investment property
 by unconsolidated
 venture . . . . . .       969,419          --            --           --           --
                      ------------- --------------------------------------- -------------
Net earnings (loss).$    3,284,688     1,865,447      636,648   (3,276,416)   1,976,778
                      ============= ============ =========================  =============

Net earnings (loss)
   per Interest (b):

  Earnings
   (loss)before gains
   on sales of
   investment
   properties. . . .$        34.22         (9.74)         9.41      (48.43)        29.22

Gain on sale of
   investment property,
   net . . . . . . .           --          38.88           --           --           --
Partnership's share of
 gain on sale of
 investment property
 by unconsolidated
 venture . . . . . .         14.93           --            --           --            --
                       ------------  ------------ ------------ ------------    ----------
              $              49.15         29.14         9.41       (48.43)        29.22
                       ============ ============ ============ ============  ============


Total assets . . . .$         29,020,19228,511,534 49,373,424   52,629,847    61,350,856
                       ============ ============ ============ ============  ============
Cash distributions
 per Interest
 (c) . . . . .$             40.00         265.00        56.00        32.00         32.50
                      ============  ============ ============ ============  ============

-------------

 (a) The above summary of financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

 (b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of the period (64,269.53) and the specified profit and loss allocations (as discussed in the Notes) between the Limited and General Partners.

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



SIGNIFICANT PROPERTIES - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1997



Property
--------
1225 Connecticut
Avenue, N.W.
Office Building  a)  The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                               GLA          Avg. Base Rent Per
                      December 31,        Occupancy Rate    Square Foot (1)
                      ------------        --------------    ------------------

                      1993 . . . . . .      95%                  27.63
                      1994 . . . . . .     100%                  33.49
                      1995 . . . . . .     100%                  32.98
                      1996 . . . . . .     100%                  30.84
                      1997 . . . . . .      95%                  35.34

                 (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                 Base Rent  Scheduled Lease    Lease
        (b)Significant Tenant       Square Feet  Per Annum  Expiration Date    Renewal Option
        -------------------         -----------  ---------  -----------------  --------------
             Ernst & Young           177,242     $5,869,000       6/2007       Yes
             (Accounting Firm)

                 c)    The following sets forth certain information with respect to the expiration of leases for the next ten years at the
                       1225 Connecticut Avenue, N.W. Office Building.


                                      Number of      Approx. Total  Annualized   Percent of
                       Year Ending    Expiring       GLA of         Base Rent    Total 1997
                       December 31,   Leases (1)     Expiring       of Expiring  Base Rent
                                                     Leases (1)     Leases       Expiring
                       ------------   -------------  -----------  ----------   -----------
                       1998                 2           5,666       159,000         2.3%
                       1999                --              --            --          --
                       2000                 2          17,384       649,000         9.5%
                       2001                 1           3,026       115,000         1.7%
                       2002                --              --            --          --
                       2003                --              --            --          --
                       2004                --              --            --          --
                       2005                 1           5,263       233,000         3.4%
                       2006                --              --            --          --
                       2007                 9         177,242     5,869,000        86.2%

                 (1)  Excludes leases that expire in 1998 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $55,256,000( after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the properties described in Item 1 above.

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

     The Partnership had been made aware that in March, April and September of 1997 and February and March of 1998, other unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers each sought to purchase up to 4.9% of the Interests in the Partnership at amounts between $250 and $325 per Interest. The 1997 offers expired in April, July and October 1997, respectively. One 1998 offer expired March 13, 1998 and the other 1998 offer is scheduled to expire April 3, 1998. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 4.59% of the outstanding Interests have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     At December 31, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $2,981,000. After receiving its share of the proceeds from the December 1997 sale of the Landings Shopping Center from the JMB/Landings venture in January 1998, the Partnership distributed approximately $7,327,000 to the Limited Partners ($114 per interest) during the first quarter of 1998 which represented substantially all of the proceeds from the December 1997 sale of the Landings Shopping Center and operational cash flow and working capital reserves of the Partnership. The General Partners have deferred their share of the distributions of proceeds from this sale as the subordination requirements regarding the retention of distributions of sales proceeds by the General Partners are not expected to be met as described below. In addition, the Partnership distributed in the first quarter of 1998 approximately $152,200 to the General Partners representing their portion of operational cash flow and working capital reserves of the Partnership. Remaining funds are available for contributions to its remaining investment property, distributions to partners and for other working capital requirements. The Partnership's share of currently budgeted tenant improvements and other capital expenditures for its unconsolidated corporation in 1998 is currently budgeted to be approximately $218,000. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital (in addition to the cash and cash equivalents noted above) for such items and for both future short-term and long-term liquidity and distributions to the Limited and General Partners is expected to be from net cash generated by the Partnership's remaining investment property and from the sale of such investment. In such regard, reference is made to the Partnership's property specific discussion below. The General Partners do not intend to incur any additional indebtedness secured by a mortgage or otherwise, unless it is determined by the Corporate General Partner that it is in the best interests of the Holders of Interests.

ASHBY APARTMENTS

     On August 26, 1996, the CIP/Ashby joint venture sold the land and related improvements of The Ashby at McLean Apartments.
The sale price was $21,400,000 (before selling costs and prorations). Reference is made to the Notes for a further description of the sale.

1225 CONNECTICUT AVENUE

     1225 Investment Corporation incurred approximately $5,300,000 of anticipated tenant improvement costs, lobby renovation and sprinkler system costs related to the lease extension for Ernst & Young, as well as tenant improvement costs for other tenants in 1994 and 1995. Such costs were paid during 1994 and 1995 from the net proceeds of approximately $5,300,000 from the January 1994 refinancing of the existing mortgage loan secured by the property. Although the property was 95% occupied at December 31, 1997 (a decline from 100% at December 31, 1996), the Corporation has recently signed an extension agreement with its primary tenant to occupy all of the remaining available space in the property during 1998.

LANDINGS SHOPPING CENTER

     On December 30, 1997, the JMB/Landings joint venture sold the land and related improvements of the Landings Shopping Center. The sale price was $9,700,000 (before selling costs and prorations). Reference is made to the Notes for a further description of the sale.


General

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

     As the Partnership continues to conserve its working capital, all expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its property since the availability of satisfactory outside sources of capital may be limited. In an effort to reduce Partnership operating expenses, the Partnership elected to make semiannual rather than quarterly distributions of available operating cash flow beginning in November 1995. After reviewing the Partnership's properties and marketplace in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its
investment portfolio as quickly as practicable.   In such
regard, the unconsolidated Corporation which owns the Partnership's last remaining investment property (1225 Connecticut) has classified such property as held for sale at December 31, 1996 and therefore such property is no longer subject to continuing depreciation. The affairs of the Partnership are expected to be wound up no later than December 31, 1999 and perhaps in the 1998 time frame, barring any unforeseen economic developments.

     Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining investment property, aggregate distributions from sale proceeds received by the Limited Partners over the entire term of the Partnership are expected to approximate slightly more than half of their original investment. These aggregate sale proceeds when combined with aggregate distributions of net cash flow over the entire term of the Partnership are expected to be less then the Limited Partners' original investment. Accordingly, as the subordination requirements of the Partnership Agreement for the retention of sales proceeds by the General Partners are not expected to be met, the General Partners are currently deferring their share of distributable sale proceeds.

RESULTS OF OPERATIONS

     At December 31, 1997, the Partnership owned, through an investment in an unconsolidated corporation, an interest in one operating investment property.

     The decrease in cash and cash equivalents at December 31, 1997 as compared to December 31, 1996 is attributable primarily to operating cash flow distributed in 1997 in excess of operating cash flow generated in 1997.

     The increase in investment in unconsolidated corporation, at equity at December 31, 1997 as compared to December 31, 1996 and the increase in Partnership's share of operations of unconsolidated corporation for the year ended December 31, 1997 as compared to the ended December 30, 1996 is attributable primarily to the suspension of depreciation, effective January 1, 1997, on the 1225 Connecticut Avenue, N.W. office building, as the property was classified as held for sale as of December 31, 1996. An additional increase in Partnership's share of operations of unconsolidated affiliated corporation in 1997 is attributable primarily to the recognition of higher effective rents at the property in 1997. The decrease in Partnership's share of operations of unconsolidated corporation in 1996 as compared to 1995 is attributable primarily to the Partnership's share ($2,851,415) of the provision for value impairment recorded by 1225 Investment Corporation at December 31, 1996.

     The increase in investment in unconsolidated venture, at equity at December 31, 1997 as compared to December 31, 1996 and the increase in Partnership's share of operations of unconsolidated venture for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is attributable primarily to the suspension of depreciation, effective January 1, 1997, on the Landings Shopping Center, as the property was classified as held for sale as of December 31, 1996 and to the Partnership's share of the gain on the December 1997 sale of the Landings Shopping Center. The Partnership received its share of the proceeds from the December 1997 sale of the Landings Shopping Center from the JMB/Landings venture in January 1998.

   The decreases in rental income and property operating expenses for the years ended December 31, 1997 and 1996 as compared to 1995 are primarily due to the August, 1996 sale of the Ashby at McLean Apartments. The decrease in depreciation expense for the years ended December 31, 1997 and 1996 as compared to 1995 is primarily due to the sale of the property in August 1996 and the suspension of depreciation as of April 1, 1996 on the Ashby at McLean Apartments as such property was classified as held for sale as of such date.

     The decrease in interest income for the year ended December
31, 1997 and the increase in interest income for 1996 as compared to the year ended December 31, 1995 is primarily attributable to CIP/Ashby's temporary investment in 1996 of the proceeds of the August 1996 sale of the Ashby at McLean
Apartments.

     Fees for professional services increased in 1996 as compared to 1995 primarily as a result of expenses incurred in connection with tender offer matters, as discussed above.

     The Partnership's share of operations of unconsolidated venture in 1995 contains the Partnership's share ($1,750,000) of the provision for value impairment record by JMB/Landings. Operations of JMB/Landings decreased in 1996 primarily as a result of a decrease in occupancy and a corresponding decrease in rental income at The Landings Shopping Center in 1996.

     The gain on sale of investment property in 1996 is attributable to the August 1996 sale of the Ashby at McLean
Apartments.


INFLATION


     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial property have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect on operating earnings if the property remains substantially occupied.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                CARLYLE INCOME PLUS, L.P. - II
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

                             INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1997 and 1996
Consolidated Statements of Operations, years ended
  December 31, 1997, 1996 and 1995
Consolidated Statements of Partners'
 Capital Accounts (Deficits),
  years ended December 31, 1997, 1996 and 1995
Consolidated Statements of Cash Flows, years ended
  December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                  1225 INVESTMENT CORPORATION
                        (A CORPORATION)

                             INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1997 and 1996
Statements of Operations, years ended December 31,
  1997, 1996 and 1995
Statements of Changes in Shareholders' Equity, years
  ended December 31, 1997, 1996 and 1995
Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995

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

JMB/LANDINGS ASSOCIATES
(A GENERAL PARTNERSHIP)

                             INDEX
Independent Auditors' Report

Balance Sheets, December 31, 1997 and 1996

Statements of Operations, years ended December 31, 1997, 1996, and 1995

Statements of Changes in Partner's Capital Accounts (Deficits), years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Income Plus, L.P.-II and consolidated venture as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

    As discussed in the Notes to the consolidated financial statements, in 1996 the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.



Chicago, Illinois                         KPMG PEAT MARWICK LLP
March 25, 1998

                                CARLYLE INCOME PLUS, L.P. - II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31, 1997 AND 1996

                                            ASSETS
                                            ------
                                                                   1997           1996
                                                               ------------    -----------
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . .$    2,980,988       3,933,927
  Interest, rents and other receivables. . . . . . . . . . .        12,906          25,348
                                                               ------------    -----------
          Total current assets . . . . . . . . . . . . . . .     2,993,894       3,959,275
                                                               ------------    -----------

Investment in unconsolidated corporation,
  at equity  . . . . . . . . . . . . . . . . . . . . . . . .    20,602,580      20,418,337
Investment in unconsolidated venture,
  at equity. . . . . . . . . . . . . . . . . . . . . . . . .     5,423,718       4,133,922
                                                               ------------    -----------

                                                             $  29,020,192      28,511,534
                                                               ============    ===========

                                CARLYLE INCOME PLUS, L.P. - II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE
                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                   1997            1996
                                                               ------------    -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . .$        31,761         71,858
  Amounts due to affiliates  . . . . . . . . . . . . . . . .         17,451          5,388
                                                               ------------    -----------
          Total current liabilities. . . . . . . . . . . . .         49,212         77,246
                                                               ------------    -----------

Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . .         49,212         77,246
                                                               ------------    -----------
Venture partner's subordinated equity
  in venture . . . . . . . . . . . . . . . . . . . . . . . .             --         41,910

Partners' capital accounts (deficits):
    General partners:
      Capital contributions. . . . . . . . . . . . . . . . .         25,000         25,000
      Cumulative net earnings. . . . . . . . . . . . . . . .        568,563        443,106
      Cumulative cash distributions. . . . . . . . . . . . .     (1,041,641)      (906,336)
                                                               ------------    -----------
                                                                   (448,078)      (438,230)
                                                               ------------    -----------
    Limited partners (64,269.53 interests):
      Capital contributions, net of offering
        costs and purchase discounts . . . . . . . . . . . .     55,256,131     55,256,131
      Cumulative net earnings. . . . . . . . . . . . . . . .     12,094,276      8,935,045
      Cumulative cash distributions. . . . . . . . . . . . .    (37,931,349)   (35,360,568)
                                                               ------------    -----------
                                                                 29,419,058     28,830,608
                                                               ------------    -----------
          Total partners' capital accounts
            (deficits) . . . . . . . . . . . . . . . . . . .     28,970,980     28,392,378
                                                               ------------    -----------
                                                             $   29,020,192     28,511,534
                                                               ============    ===========

                 See accompanying notes to consolidated financial statements.

                                CARLYLE INCOME PLUS, L.P. - II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                   1997           1996           1995
                                               ------------   ------------   ------------
Income:
  Rental income. . . . . . . . . . . . . . .$           --       2,377,068      3,276,045
  Interest income. . . . . . . . . . . . . .        190,289        508,795        222,411
                                               ------------    -----------    -----------
                                                    190,289      2,885,863      3,498,456
                                               ------------    -----------    -----------
Expenses:
  Depreciation . . . . . . . . . . . . . . .            --         145,870        580,373
  Property operating expenses. . . . . . . .            --       1,188,800      1,576,669
  Professional services. . . . . . . . . . .         91,925        115,616         76,500
  General and administrative . . . . . . . .        194,876        205,938        203,507
                                               ------------    -----------    -----------
                                                    286,801      1,656,224      2,437,049
                                               ------------    -----------    -----------
                                                    (96,512)     1,229,639      1,061,407

Partnership's share of operations of uncon-
  solidated corporation  . . . . . . . . . .      2,078,083     (1,623,860)     1,443,793
Partnership's share of operations of
  unconsolidated venture . . . . . . . . . .        320,377        153,503     (1,517,118)
Venture partner's share of consolidated
  venture's operations . . . . . . . . . . .         13,321       (417,997)      (351,434)
                                                ------------    -----------  -----------
       Earnings (loss) before gains on sales of
        investment properties. . . . . . . .      2,315,269       (658,715)       636,648
Gain on sale of investment property,
   net of venture partner's share of
   $1,134,043  . . . . . . . . . . . . . . .            --       2,524,162            --
                                                ------------    -----------  ------------

Partnership's share of gain on sale of
 investment property by unconsolidated
 venture . . . . . . . . . . . . . . . . . .       969,419              --           --
                                               ------------    -----------    -----------
  Net earnings (loss). . . . . . . . . . . . $   3,284,688       1,865,447        636,648
                                               ============    ===========    ===========
  Net earnings (loss) per
   limited partnership interest:
    Earnings (loss) before gains on sales of
     investment properties . . . . . . . . .$        34.22          (9.74)           9.41
    Net gain on sale of investment
     property. . . . . . . . . . . . . . . .           --           38.88             --
    Partnership's share of gain on sale
     of investment property by unconsolidated
     venture . . . . . . . . . . . . . . . .         14.93             --             --
                                                -----------     ----------   ------------
                                            $        49.15          29.14            9.41
                                                ===========     ==========   ============

                 See accompanying notes to consolidated financial statements.

                                 CARLYLE INCOME PLUS, L.P. - II
                                     (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE

                CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                             GENERAL PARTNERS                 LIMITED PARTNERS (64,269.53 INTERESTS)
             ---------------------------------------------    --------------------------------------
                                                       CONTRI-
                                                       BUTIONS,
                      NET                              NET OF     NET
            CONTRI-  EARNINGS    CASH                 OFFERING  EARNINGS    CASH
            BUTIONS   (LOSS) DISTRIBUTIONS  TOTAL      COSTS     (LOSS) DISTRIBUTIONS   TOTAL
            --------------------------------------------------------------------------------------

Balance
 (deficit) at
 December 31,
 1994. . . . .25,000 418,968   (581,606)  (137,638) 55,256,131 6,457,088 (14,730,051) 46,983,168

Net earnings
 (loss). . . .--      31,832        --      31,832      --       604,816       --        604,816

Cash distri-
 butions
 ($56.00 per
 limited
 partnership
 interest) . .--       --     (189,426)   (189,426)     --         --     (3,599,093) (3,599,093)
           ------- --------   ---------   -------------------  --------- ----------- -----------
Balance
 (deficit) at
 December 31,
 1995. . . . .25,000450,800   (771,032)   (295,232)55,256,131  7,061,904 (18,329,144) 43,988,891
Net earnings
 (loss). . . .--    (7,694)         --      (7,694)     --     1,873,141         --    1,873,141

Cash
distri-
butions
($265.00 per
limited
partnership
interest). .  --      --    (135,304)  (135,304)       --         --    (17,031,424) (17,031,424)
           ------  -------  ---------  ---------    --------   -------- ------------ ------------

Balance
 (deficit) at
December 31,
1996 . . . .25,000  443,106 (906,336)  (438,230)  55,256,131  8,935,045 (35,360,568)   28,830,608
Net earnings
(loss) . . .  --    125,457       --    125,457        --     3,159,231       --        3,159,231
Cash dis-
tributions
($40.00 per
limited
partnership
interest). . --        --   (135,305)  (135,305)       --         --     (2,570,781)  (2,570,781)
         -------- ---------  --------  ---------  ---------- ----------  -----------  -----------

Balance (deficit)
at December
31, 1997$. .25,000 568,563(1,041,641)  (448,078) 55,256,131  12,094,276 (37,931,349)   29,419,058
          ======= ========= ========   ========= =========== ========== ============ ============













                  See accompanying notes to consolidated financial statements.

                              CARLYLE INCOME PLUS, L.P. - II
                                     (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                   1997            1996          1995
                                                -----------    -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . .            $   3,284,6881,865,447  636,648
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . .          --         145,870        580,373
    Total gain on sale of investment
     property  . . . . . . . . . . . . . . . .          --      (3,658,205)            --
    Partnership's share of operations of
      unconsolidated corporation,
      net of dividends . . . . . . . . . . . .   (2,078,083)     1,623,860        370,372
    Partnership's share of operations of
      unconsolidated venture, net of
      distributions. . . . . . . . . . . . . .     (320,377)      (153,503)     1,517,118
    Venture partner's share of consolidated
      venture's operations and gain on sale. .      (13,321)     1,552,040        351,434
    Partnership's share of gain on sale
     of investment property by unconsolidated
     venture . . . . . . . . . . . . . . . . .     (969,419)           --             --

  Changes in:
    Interest, rents and other receivables. . .       12,442         41,248        (11,056)
    Accounts payable . . . . . . . . . . . . .      (40,097)        49,919        (75,689)
    Amounts due to affiliates. . . . . . . . .       12,063        (21,299)        11,734
    Tenant security deposits . . . . . . . . .          --        (107,369)        (4,531)
                                                -----------    -----------    -----------
          Net cash provided by (used in)
            operating activities . . . . . . .     (112,104)    1,338,008       3,376,403
                                                -----------    -----------    -----------
Cash flows from investing activities:
  Net sales and maturities
    of short-term investments. . . . . . . . .          --             --       2,109,006

                                 CARLYLE INCOME PLUS, L.P. - II
                                     (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE
                        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                    1997           1996          1995
                                                -----------    -----------    -----------
  Additions to investment property . . . . . .          --         (48,234)      (121,684)
  Partnership's distributions from
    unconsolidated corporation . . . . . . . .    1,893,840      2,242,055        144,912
  Partnership's distributions from
    unconsolidated venture . . . . . . . . . .          --             --         250,000
  Cash proceeds from sale of investment
   property, net of selling expenses . . . . .          --      20,996,011            --
                                                -----------    -----------    -----------
          Net cash provided by (used in)
            investing activities . . . . . . .    1,893,840     23,189,832      2,382,234
                                                -----------    -----------    -----------
Cash flows from financing activities:
  Distributions to venture partner . . . . . .      (28,589)    (7,033,900)      (387,500)
  Distributions to limited partners. . . . . .   (2,570,781)   (17,031,424)    (3,599,093)
  Distributions to general partners. . . . . .     (135,305)      (135,304)      (189,426)
                                                -----------    -----------    -----------
          Net cash provided by (used in)
            financing activities . . . . . . .   (2,734,675)   (24,200,628)    (4,176,019)
                                                -----------    -----------    -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . .     (952,939)       327,212      1,582,618
          Cash and cash equivalents,
            beginning of year. . . . . . . . .    3,933,927      3,606,715      2,024,097
                                                -----------    -----------    -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . .   2,980,988       3,933,927      3,606,715
                                                ===========    ===========    ===========
Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and other interest. $         --              --           --
                                                ===========    ===========    ===========
  Non-cash investing and financing activities $        --              --           --
                                                ===========    ===========    ===========

                  See accompanying notes to consolidated financial statements.


                CARLYLE INCOME PLUS, L.P. - II
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


OPERATIONS AND BASIS OF ACCOUNTING

     General

     At December 31, 1997, the Partnership holds, through a corporation, an equity investment in an office building.
Business activities consist of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, CIP/Ashby Partners (property sold in August 1996) ("CIP/Ashby"). The effect of all transactions between the Partnership and the consolidated venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in JMB/Landings Associates ("JMB/Landings") (property sold December 1997), and 1225 Investment Corporation ("1225 Connecticut Avenue, N.W."). Accordingly, the accompanying consolidated financial statements do not include the accounts of JMB/Landings, or of 1225 Connecticut Avenue, N.W.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above.
Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:


                                         1997                              1996
                            -------------------------------------------------------------
                                                 TAX BASIS                      TAX BASIS
                                 GAAP BASIS     (Unaudited)      GAAP BASIS    (Unaudited)
                                ------------    -----------   ------------    -----------


Total assets . . . . . . . . . $  29,020,192      39,235,019    28,511,534      40,988,399
Partners' capital
 accounts (deficit):
  General Partners . . . . . .      (448,078)      (506,679)      (438,230)      (447,922)
  Limited Partners . . . . . .    29,419,058     39,709,940     28,830,608     41,405,331
Net earnings (loss):
  General Partners . . . . . .       125,457         76,548         (7,694)        92,695
  Limited Partners . . . . . .     3,159,231        875,390      1,873,141       (197,732)
Net earnings (loss)
 per limited partnership
 interest. . . . . . . . . . .         49.15          13.62          29.14          (3.08)
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions or dividends from unconsolidated investments are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($ 2,966,544 and $3,808,897 at December 31, 1997 and 1996, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

     INVESTMENT PROPERTIES

     The Partnership has acquired, either by purchase of stock or through joint ventures, interests in one apartment building, one shopping center and one office building. At December 31, 1997, the apartment building and the shopping center have been sold and the remaining investment property is in operation. Under certain circumstances, the Partnership may be required to make cash contributions to the ventures either pursuant to the venture agreements or due to the Partnership's obligations as a general partner. The cost of the investment property represents the total cost to the Partnership plus certain acquisition costs.

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

      The accompanying consolidated financial statements include, $2,398,460, $(1,470,357) and $(73,325), respectively, of the Partnership's share of total operations of $5,413,567, $(3,422,578) and $281,780 for the years ended December 31, 1997,
1996 and 1995 of unconsolidated properties held for sale as of December 31, 1997 or sold in 1997.

      During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.

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

      As of December 31, 1996, JMB/Landings had committed to a plan to sell the property and therefore the property was classified by the JMB/Landings venture as held for sale and was not subject to continued depreciation.

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

      On November 25, 1997, JMB/Landings entered into an agreement to sell the Property for a sale price of $9,700,000. JMB/Landings received the sale price in cash at closing, net of selling costs and prorations. The sale resulted in a gain of approximately $1,939,000 to JMB/Landings for financial reporting purposes, primarily as a result of a value impairment provision of $3,500,000 (of which the Partnership's share was $1,750,000) recorded by JMB/Landings in 1995 as discussed above. In addition, JMB/Landings recognized a loss on sale of approximately $1,448,000 for Federal income tax reporting purposes in 1997( of which the Partnership's share was approximately $724,000).

      In connection with the sale of this property, as is customary in such transactions, JMB/Landings agreed to certain representations and warranties, with a stipulated survival period which expires in late June 1998. Although it is not expected, JMB/Landings may ultimately have some liability under such representations and warranties which, in no event, is to exceed $400,000 (of which the Partnership's share would be $200,000).

      An affiliate of the General Partners of the Partnership managed the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the years ended December 31, 1997, 1996 and 1995 aggregated $41,809, $43,866 and $45,480 respectively.

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

      As CIP/Ashby had committed to a plan to sell the property, the property was classified as held for sale as of April 1, 1996 and, therefore, was not been subject to continued depreciation as of that date. The results of operations of the property included in the accompanying consolidated financial statements were $930,380 and $782,224 for the years ended December 31, 1996 and 1995, respectively.

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

      In July 1996, CIP/Ashby entered into a contract with a potential purchaser for the sale of this property for a sale price of $21,400,000 (before selling costs and prorations), payable in cash at closing. Pursuant to such contract, the property was sold August 26, 1996. CIP/Ashby recognized a gain on sale of $3,658,205 for financial reporting purposes (of which the Partnership's share was $2,524,162), primarily as a result of a value impairment recorded by CIP/Ashby in 1994 discussed above, and recognized a loss of approximately $3,549,000 for Federal income tax reporting purposes in 1996 (of which the Partnership's share was approximately $2,449,000).

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

      The 1225 Investment Corporation purchased 1225 Connecticut Avenue, N.W. office building for a purchase price of approximately $54,125,000, including the assumption of existing indebtedness of $2,700,000. The purchase price reflected a credit of $600,000, which was intended to allow the 1225 Investment Corporation to pay certain future expenses related to the removal of asbestos from the property. As of December 31, 1997, approximately $78,000 had been spent relating to the removal of asbestos. Furthermore, the 1225 Investment Corporation created reserves in the amount of approximately $532,000 and $1,000,000 for working capital and for certain possible capital improvements to the property, respectively.
The Partnership contributed $24,000,000 for its approximate 44% interest in the stock of the 1225 Investment Corporation. The 1225 Investment Corporation has qualified as a real estate investment trust ("REIT") pursuant to sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Partnership is expected to be distributed approximately 44% of the 1225 Investment Corporation's dividends. Such dividends distributed from operations will constitute taxable income to the Partnership.

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

      The property's occupancy declined to 95% at December 31, 1997. During the third quarter of 1997, a tenant, which occupied approximately 9,900 square feet (5% of the property's leasable space) and whose lease was scheduled to expire in June 2002, vacated its space. The tenant paid $115,000 in termination fees, which amount is equal to the tenant's lease obligations through the end of 1997. During early 1998, 1225 Investment Corporation negotiated a lease for space totaling approximately 15,600 square feet with Ernst & Young, the principal tenant which will occupy approximately 87% of the property's leasable space.

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

      The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997 and for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                               UNPAID AT
                                                                              DECEMBER 31,
                                         1997         1996          1995         1997
                                       --------     --------      --------  --------------

Insurance commissions. . . . . . .$       3,575        4,071         6,820           --
Reimbursement (at cost) for
 accounting services . . . . . . .       16,910        5,139        45,518         8,277
Reimbursement (at cost) for
 portfolio management services . .       17,387       13,311        13,530         5,326
Reimbursement (at cost) for
 legal services. . . . . . . . . .        3,322        2,392           934           356
Reimbursement (at cost) for
 administrative charges and
 other out-of-pocket-expenses  . .        3,507          787        71,407         3,492
                                       --------     --------      --------        ------

                                  $      44,701       25,700       138,209        17,451
                                       ========     ========      ========        ======

________



     All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.


     INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary of financial information for JMB/Landings (which sold its property in December 1997) as of and for the years ended December 31, 1997 and 1996 is as follows:


                                          1997        1996
                                     -----------  -----------

Current assets . . . . . . . . . . .$ 0,863,026     1,141,067
Current liabilities. . . . . . . . .    (14,369)      (27,202)
                                      ----------  -----------
          Working capital. . . . . . 10,848,657     1,113,865

Investment property held for
 sale. . . . . . . . . . . . . . . .        --      7,075,077
Other assets, net. . . . . . . . . .        --        111,504
Other liabilities. . . . . . . . . .        --        (31,382)
Venture partner's equity . . . . . . (5,424,939)   (4,135,142)
                                      ----------  -----------

          Partnership's capital. . .$  5,423,718    4,133,922
                                      ==========  ===========

Represented by:
  Invested capital . . . . . . . . .$ 6,704,617     6,704,617
  Cumulative distributions . . . . . (2,729,801)   (2,729,801)
  Cumulative earnings. . . . . . . .  1,448,902       159,106
                                      ----------  -----------
                                      5,423,718     4,133,922
                                      ==========  ===========

Total income . . . . . . . . . . . .$   960,184     1,038,681
                                      ==========  ===========

Expenses applicable to
 income. . . . . . . . . . . . .    $   319,430       731,676
                                      ==========  ===========

Gain on sale of investment
 property. . . . . . . . . . . . . .$ 1,938,838           --
                                      ==========  ===========
Net earnings (loss). . .            $ 2,579,592      307,005
                                      ==========  ===========
  The total income, expenses applicable to operating earnings and net loss for the above venture for the year ended December 31, 1995 were $1,272,150, $4,306,385 (including a $3,500,000 provision for value impairment and $(3,034,235), respectively.

 INVESTMENT IN UNCONSOLIDATED CORPORATION

    Summary financial information for the 1225 Investment
Corporation as of and for the years ended December 31, 1997 and 1996 are as follows:

                                       1997           1996
                                    -----------   -----------

Current assets . . . . . . .          1,519,242     1,619,958
Current liabilities. . . . . . . . .   (312,984)     (330,655)
                                    -----------   -----------

          Working capital. . . . . .  1,206,258     1,289,303

Property held for sale or
 disposition . . . . . . . . . . . . 52,508,031    52,000,000
Other assets . . . . . . . . . . . .     51,442        68,590
Long-term debt . . . . . . . . . . . (7,000,000)   (7,000,000)
Other liabilities. . . . . . . . . .       (652)      (15,477)
Affiliated shareholders' equity  . .(26,162,499)  (25,924,079)
                                    -----------   -----------
         Partnership's equity in
          affiliated corporation . $ 20,602,580    20,418,337
                                    ===========   ===========
Represented by:
  Stock purchase and additional
   paid-in-capital . . . . . . . .$  24,429,164    24,429,164
  Cumulative dividends . . . . . . .(12,220,790)  (10,326,950)
  Cumulative earnings. . . . . . . .  8,394,206     6,316,123
                                    -----------   -----------
                                  $  20,602,580    20,418,337
                                    ===========   ===========
Total income . . . . . . . . . . .$   7,878,414     7,341,297
                                    ===========   ===========
Expenses applicable
 to operating income . . . . . . .$   3,105,601    11,070,880
                                    ===========   ===========
Net earnings (loss). . . . . . . .$   4,772,813    (3,729,583)
                                    ===========   ===========

     The total income, expenses applicable to operating earnings and net earnings for the above corporation for the year ended
December 31, 1995 were $7,753,063, $4,437,048 and $3,316,015, respectively.

SUBSEQUENT EVENT

     In February 1998, the Partnership paid a distribution of $7,326,726 ($114.00 per Interest) to the Holders of Interests, which included $69 per Interest from the distributions received from JMB/Landings relating to the December 1997 sale of the Landings Shopping Center and $45 per Interest from Partnership operational cash flow and reserves. The Partnership also paid a distribution of $152,217 to the General Partners, which represented their share of Partnership operational cash flow and reserves. The General Partners will not receive their share of any distribution of proceeds from the sale, as discussed above.






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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1225 Investment Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the financial statements, in 1996 the Corporation changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.


Chicago, Illinois                         KPMG PEAT MARWICK LLP
March 25, 1998

                                  1225 INVESTMENT CORPORATION
                                        (A CORPORATION)

                                        BALANCE SHEETS

                                  DECEMBER 31, 1997 AND 1996

                                            ASSETS
                                            ------
                                                                    1997          1996
                                                               ------------    -----------
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . .$      1,496,953     1,511,116
  Rents and other receivables. . . . . . . . . . . . . . . .          5,754         91,937
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .         16,535         16,905
                                                               ------------    -----------
          Total current assets . . . . . . . . . . . . . . .      1,519,242      1,619,958

Property held for sale or disposition. . . . . . . . . . . .     52,508,031     52,000,000

Deferred costs . . . . . . . . . . . . . . . . . . . . . . .         51,442         68,590
                                                               ------------    -----------

                                                           $     54,078,715     53,688,548
                                                               ============     ===========

                                1225 INVESTMENT CORPORATION
                                        (A CORPORATION)

                                  BALANCE SHEETS - CONTINUED



                             LIABILITIES AND SHAREHOLDERS' EQUITY
                             ------------------------------------
                                                                   1997            1996
                                                               ------------    -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . .$        65,764         83,435
  Accrued real estate taxes. . . . . . . . . . . . . . . . .        206,503        206,503
  Accrued interest payable . . . . . . . . . . . . . . . . .         40,717         40,717
                                                               ------------    -----------
          Total current liabilities. . . . . . . . . . . . .        312,984        330,655

Tenant security deposits . . . . . . . . . . . . . . . . . .            652         15,477
Long-term debt . . . . . . . . . . . . . . . . . . . . . . .      7,000,000      7,000,000
                                                               ------------    -----------

Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . .      7,313,636      7,346,132

Shareholders' equity:
  Common stock, $1 par value per share
    100,000 shares authorized; 55,128 shares issued and
    outstanding  . . . . . . . . . . . . . . . . . . . . . .         55,128         55,128
  Additional paid-in-capital . . . . . . . . . . . . . . . .     55,503,444     55,503,444
  Dividends paid . . . . . . . . . . . . . . . . . . . . . .    (28,067,818)   (23,717,668)
  Accumulated earnings . . . . . . . . . . . . . . . . . . .     19,274,325     14,501,512
                                                               ------------    -----------
          Total shareholders' equity . . . . . . . . . . . .     46,765,079     46,342,416
                                                               ------------    -----------
                                                             $   54,078,715     53,688,548
                                                               ============    ===========


                        See accompanying notes to financial statements.

                                  1225 INVESTMENT CORPORATION
                                        (A CORPORATION)

                                   STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                    1997            1996          1995
                                                -----------     ----------     ----------
Income:
  Rental income. . . . . . . . . . . . . . . $     7,801,276     7,260,819      7,584,997
  Interest income. . . . . . . . . . . . . .         77,138         80,478        168,066
                                                -----------     ----------     ----------
                                                  7,878,414      7,341,297      7,753,063
                                                -----------     ----------     ----------
Expenses:
  Mortgage and other interest. . . . . . . .        488,600        488,600        488,600
  Depreciation . . . . . . . . . . . . . . .            --       1,281,412      1,287,756
  Property operating expenses. . . . . . . .      2,385,689      2,471,625      2,428,540
  Amortization of deferred costs . . . . . .         17,148         43,534         78,662
  General and administrative . . . . . . . .        214,164        236,753        153,490
  Provision for value impairment . . . . . .            --       6,548,956            --
                                                -----------     ----------     ----------
                                                  3,105,601     11,070,880      4,437,048
                                                -----------     ----------     ----------

          Net earnings (loss). . . . . . . .$     4,772,813     (3,729,583)     3,316,015
                                                ===========     ==========     ==========






                        See accompanying notes to financial statements.

                                   1225 INVESTMENT CORPORATION
                                         (A CORPORATION)

                          STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                     AFFILIATED SHAREHOLDERS
              -----------------------------------------------------------------
                                                           NET
                                       NET CAPITAL      EARNINGS     DIVIDENDS
                                         INVESTED        (LOSS)        PAID            TOTAL
                                      -------------    ----------   -----------     -----------
Balance at December 31, 1994 . . .   $  31,129,408      8,418,890    (7,941,857)     31,606,441
Net earnings . . . . . . . . . . .           --         1,872,222         --          1,872,222
Dividends paid . . . . . . . . . .           --             --       (2,540,924)     (2,540,924)
                                      ------------     ----------   -----------     -----------
Balance at December 31, 1995 . . .      31,129,408     10,291,112   (10,482,781)     30,937,739

Net earnings (loss). . . . . . . .           --        (2,105,723)        --         (2,105,723)
Dividends paid . . . . . . . . . .           --              --      (2,907,937)     (2,907,937)
                                        -----------    -----------   -----------     -----------
Balance at December 31, 1996 . . .      31,129,408      8,185,389   (13,390,718)     25,924,079
Net earnings (loss). . . . . . . .           --         2,694,730         --          2,694,730
Dividends paid . . . . . . . . . .           --              --      (2,456,310)     (2,456,310)
                                        -----------    -----------  ------------     -----------
Balance at December 31, 1997 . . .   $  31,129,408     10,880,119   (15,847,028)     26,162,499
                                        ===========    ===========  ============     ===========

                                   1225 INVESTMENT CORPORATION
                                         (A CORPORATION)

                    STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED




                                    CARLYLE INCOME PLUS, L.P. - II
                  --------------------------------------------------------------
                                               NET
                           NET CAPITAL      EARNINGS     DIVIDENDS                     GRAND
                            INVESTED         (LOSS)         PAID        TOTAL          TOTAL
                          -------------   ----------    ----------   -----------    -----------

Balance at December 31,
  1994 . . . . . . . . .  $ 24,429,164     6,496,190    (6,125,818)   24,799,536     56,405,977

Net earnings . . . . . .         --        1,443,793         --        1,443,793      3,316,015
Dividends paid . . . . .         --            --       (1,959,077)   (1,959,077)    (4,500,001)
                          ------------    ----------   -----------   -----------    -----------
Balance at December 31,
  1995 . . . . . . . . .    24,429,164     7,939,983    (8,084,895)   24,284,252     55,221,991

Net earnings (loss)  . .         --       (1,623,860)        --       (1,623,860)    (3,729,583)
Dividends paid . . . . .         --            --       (2,242,055)   (2,242,055)    (5,149,992)
                          -------------   -----------   -----------   -----------   ------------
Balance at December 31,
1996 . . . . . . . . . .    24,429,164     6,316,123   (10,326,950)   20,418,337     46,342,416
Net earnings (loss). . .         --        2,078,083         --        2,078,083      4,772,813
Dividends paid . . . . .         --             --      (1,893,840)   (1,893,840)    (4,350,150)
                           ------------   -----------   -----------   -----------   ------------
Balance at December 31,
1997 . . . . . . . . . .  $ 24,429,164     8,394,206   (12,220,790)   20,602,580     46,765,079
                          ============    ==========   ===========   ===========    ===========

                         See accompanying notes to financial statements.

                                  1225 INVESTMENT CORPORATION
                                        (A CORPORATION)

                                   STATEMENTS OF CASH FLOWS

                         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                    1997          1996            1995
                                                -----------    -----------    -----------
Cash flows from operating activities:
Net earnings (loss). . . . . . . . . . . . . .$   4,772,813     (3,729,583)     3,316,015
Items not requiring (providing) cash:
  Depreciation . . . . . . . . . . . . . . . .         --        1,281,412      1,287,756
  Amortization of deferred costs . . . . . . .       17,148         43,534         78,662
  Provision for value impairment . . . . . . .         --        6,548,956          --
  Changes in:
    Rents and other receivables. . . . . . . .       86,183        (72,809)        18,692
    Prepaid expenses . . . . . . . . . . . . .          370         30,001         (6,768)
    Accrued rents receivable . . . . . . . . .         --          312,505       (544,645)
    Accounts payable . . . . . . . . . . . . .      (17,671)        43,780       (106,420)
    Accrued real estate taxes. . . . . . . . .         --          (41,801)        19,929
    Tenant security deposits . . . . . . . . .      (14,825)          (687)           484
                                                -----------    -----------    -----------
         Net cash provided by (used in)           4,844,018      4,415,308      4,063,705
          operating activities . . . . . . . .  -----------    -----------    -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . .         --              --       2,948,422
  Additions to investment property . . . . . .     (508,031)       (71,527)    (1,480,977)
  Payment of deferred costs. . . . . . . . . .         --              --         (28,025)
                                                -----------    -----------    -----------
          Net cash provided by (used in)
            investing activities . . . . . . .     (508,031)       (71,527)     1,439,420
                                                -----------    -----------    -----------

                                  1225 INVESTMENT CORPORATION
                                        (A CORPORATION)

                             STATEMENTS OF CASH FLOWS - CONTINUED


                                                    1997          1996           1995
                                                -----------    -----------    -----------


Cash flows from financing activities:
  Cash dividends paid to shareholders. . . . .   (4,350,150)    (5,149,992)    (4,500,001)
                                                -----------    -----------    -----------
          Net cash provided by (used in)
            financing activities . . . . . . .   (4,350,150)    (5,149,992)    (4,500,001)
                                                -----------    -----------    -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . .      (14,163)      (806,211)     1,003,124
          Cash and cash equivalents,
            beginning of year. . . . . . . . .    1,511,116      2,317,327      1,314,203
                                                -----------    -----------    -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . .$   1,496,953      1,511,116      2,317,327
                                                ===========    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. .$     488,600        488,600        488,600
                                                ===========    ===========    ===========
  Non-cash investing and financing activities $      --              --             --
                                                ===========    ===========    ===========








                        See accompanying notes to financial statements.

                  1225 INVESTMENT CORPORATION
                        (A CORPORATION)

                 NOTES TO FINANCIAL STATEMENTS

         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



     OPERATIONS AND BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated corporation, 1225 Investment Corporation,in which Carlyle Income Plus,L.P.-II and affiliates of the General Partners of Carlyle Income Plus, L.P.-II are shareholders.

     1225 Investment Corporation (the "Corporation") has the exclusive purpose of owning a 100% interest in the 1225 Connecticut Avenue N.W., office building, a 202,915 square foot office building located in Washington, D.C. Endowment and Foundation Realty, Ltd. -- JMB-IV, IDS Life Account RE, JMB/Northern Real Estate Fund, Carlyle Income Plus, L.P.-II, and certain other institutional investors collectively hold all of the common stock of the Corporation and are being advised by Heitman/JMB Advisory Corporation.

     The Corporation's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Corporation's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Corporation. The effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:

[CAPTION]

                                             1997                           1996
                              -----------------------------------------------------------
                                                 TAX BASIS                     TAX BASIS
                                 GAAP BASIS     (Unaudited)    GAAP BASIS    (Unaudited)
                                ------------    -----------   ------------    -----------

Total assets . . . . . . . . .$   54,078,715     64,559,766     53,688,548     64,154,246
Shareholders' equity . . . . .    46,765,079     57,246,130     46,342,416     56,808,115
Net earnings (loss). . . . . .     4,772,813      3,559,430     (3,729,583)     3,207,134
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

     Statement of Financial Accounting Standards No. 95 requires the Corporation to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Corporation distribution or dividends from unconsolidated investments are considered cash flow from operating activities only to the extent of the Corporation's cumulative share of net earnings. In addition, the Corporation records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Corporation's policy is to consider all such amounts held with original maturities of three months or less ($79,660 at December 31, 1996) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Depreciation on buildings and improvements was (through
December 31, 1996) provided over the estimated useful lives of the assets (30 years) using the straight-line method.

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


     INVESTMENT PROPERTY

     A description of the acquisition and other events relating to the property, including the provision for value impairment and the determination to classify the property as held for sale or disposition at December 31, 1996, is contained in the Notes to Consolidated Financial Statements of Carlyle Income Plus, L.P.- II. Such notes are incorporated herein by reference.


     MANAGEMENT AGREEMENT

     A description of the terms of the management agreement is contained in the Notes to Consolidated Financial Statements of Carlyle Income Plus, L.P.-II. Such note is incorporated herein by reference.

     LONG-TERM DEBT

     Long-term debt consists of the following at December 31,
1997 and 1996:
                                           1997       1996
                                       ------------------------
6.98% mortgage note, due February 1,
 2001; secured by 1225 Connecticut
 Avenue N.W.; payable in monthly
 installments of $40,717 (interest
 only) . . . . . . . . . . . . . . . .$   7,000,000  7,000,000
                                         ---------- ----------
          Total debt . . . . . . . . .    7,000,000  7,000,000
          Less current portion
            of long-term debt. . . . . $        --      --
                                         ---------- ----------
          Total long-term debt . . . .  $   7,000,0007,000,000
                                         ========== ==========

     CORPORATION BY-LAWS

     The Corporation's by-laws provide for the shareholders to be allocated or distributed shares of profits and losses, cash flow from operations and sale or refinancing proceeds according to their respective ownership percentages.

LEASES - AS PROPERTY LESSOR

     At December 31, 1997, the Corporation's principal asset is an office building. The Corporation has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life. Leases with tenants range in term from four to eleven remaining years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:


      1998 . . . . . . . . . . . . . . .$ 6,747,000
      1999 . . . . . . . . . . . . . . . 6,836,000
      2000 . . . . . . . . . . . . . . . 6,677,000
      2001 . . . . . . . . . . . . . . . 6,163,000
      2002 . . . . . . . . . . . . . . . 6,092,000
      Thereafter . . . . . . . . . . . .27,061,000
                                       -----------
                                       $59,576,000
                                       ===========

     The Corporation currently leases approximately 87% of the available space of the property to one tenant under leases with remaining terms of 9 1/2 years. For the year ended December 31, 1997, such tenant represented approximately 74% of total revenue. The tenant's principal business is accounting and financial services.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Corporation to affiliates of JMB Realty Corporation as of December 31, 1997 and for the years ended December 31, 1997,
1996 and 1995 are as follows:


                                                                               UNPAID AT
                                                                              DECEMBER 31,
                                           1997       1996         1995          1997
                                       --------    --------       --------  --------------


Insurance commissions. . . . . . . $      7,058       4,101          6,083      --
Reimbursement (at cost)
 for salary and salary - related
 expenses related to the on-site
 and other costs for the Partnership
 and its investment property . . .          --          --             278      --
                                        -------      -------       -------    --------
                                   $      7,058       4,101          6,361      --
                                        =======      =======       =======    ========


                                                                                       SCHEDULE III

                                      1225 INVESTMENT CORPORATION
                                            (A CORPORATION)

                               REAL ESTATE AND ACCUMULATED DEPRECIATION

                                           DECEMBER 31, 1997



                                                 COST CAPITALIZED
                      INITIAL COST TO             SUBSEQUENT TO       GROSS AMOUNT AT WHICH CARRIED
                           CORPORATION (A)       TO ACQUISITION            AT CLOSE OF PERIOD (B)
               ---------------------------    ---------------------------------------------------------------
                               BUILDINGS      BUILDINGS  PROVISION              BUILDINGS
                                 AND             AND     FOR VALUE                  AND
             ENCUMBRANCE LAND IMPROVEMENTS IMPROVEMENTS IMPAIRMENT     LAND    IMPROVEMENTS  TOTAL (D)
           ---------  ------- ------------ ------------ ----------- --------   ---------------------

OFFICE
BUILDING:
 Washington,
 D.C.. . . .$7,000,00024,161,48432,522,877   6,456,777  (3,118,602)  22,958,445  37,064,091 60,022,536
          ========== ========== ==========  ==========    ========== ==========  ========== ==========


                                                                                   SCHEDULE III

                                    1225 INVESTMENT CORPORATION
                                          (A CORPORATION)

                       REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                     LIFE ON WHICH
                                                                     DEPRECIATION
                                                                      IN LATEST
                                                                     STATEMENT OF       1997
                       ACCUMULATED            DATE OF     DATE        OPERATION     REAL ESTATE
                      DEPRECIATION(E)      CONSTRUCTION ACQUIRED     IS COMPUTED       TAXES
                     ----------------      ----------------------  ---------------  -----------
OFFICE
BUILDING:
 Washington,
 D.C.. . . . . . . . .    $7,514,505           1968       2/28/90        30 years      826,008
                          ==========                                                   =======

------------------
Notes:
       (A)   The initial cost to the Corporation represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

       (B)   The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was $62,887,292.

       (C)   Reference is made to Notes to Consolidated Financial Statements of Carlyle Income Plus,
L.P. - II for a further description of the total provision for value impairment in the amount of
$6,548,956 recorded as of December 31, 1996.

                                                                                   SCHEDULE III

                                    1225 INVESTMENT CORPORATION
                                          (A CORPORATION)

                       REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



       (D)   Reconciliation of real estate owned:

                                                     1997          1996           1995
                                                 ------------  ------------   ------------
     Balance at beginning of period. . . . . .$    59,514,505    62,561,580    61,080,603
     Additions during period . . . . . . . . .        508,031        71,527     1,480,977
     Provision for value impairment
      allocable to property  . . . . . . . . .            --     (3,118,602)         --
                                                  -----------   -----------    -----------
     Balance at end of period. . . . . . . . .$    60,022,536    59,514,505    62,561,580
                                                  ===========   ===========    ===========
       (E)   Reconciliation of accumulated depreciation:

     Balance at beginning of period. . . . . .$     7,514,505     6,233,093     4,945,337
     Depreciation expense. . . . . . . . . . .           --       1,281,412     1,287,756
                                                  -----------   -----------    -----------

     Balance at end of period. . . . . . . . .$     7,514,505     7,514,505     6,233,093
                                                  ===========   ===========    ===========








                 INDEPENDENT AUDITORS' REPORT



The Partners
Carlyle Income Plus, L.P. II.:

     We have audited the financial statements of JMB/Landings Associates ("JMB/Landings"), an unconsolidated venture of Carlyle Income Plus, L.P - II. (the "Partnership"), as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/Landings, an unconsolidated venture of Carlyle Income Plus, LP.-II., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


     As discussed in the Notes to the financial statements, in 1996 the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.



Chicago, Illinois                          KPMG PEAT MARWICK LLP
March 25, 1998

                                    JMB/LANDINGS ASSOCIATES
                 (AN UNCONSOLIDATED VENTURE OF CARLYLE INCOME PLUS, L.P - II)

                                        BALANCE SHEETS

                                  DECEMBER 31, 1997 AND 1996

                                            ASSETS
                                            ------


                                                                    1997          1996
                                                               ------------    -----------
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . $   10,850,862      1,065,499
  Rents and other receivables. . . . . . . . . . . . . . . .         12,164         68,810
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .          --             6,758
                                                               ------------    -----------
          Total current assets . . . . . . . . . . . . . . .     10,863,026      1,141,067
                                                               ------------    -----------
Investment property held for sale  . . . . . . . . . . . . .          --         7,075,077
Deferred expenses. . . . . . . . . . . . . . . . . . . . . .          --             2,839
Accrued rents receivable . . . . . . . . . . . . . . . . . .          --           108,666
                                                               ------------    -----------

                                                             $   10,863,026      8,327,649
                                                               ============    ===========

                               JMB/LANDINGS ASSOCIATES
                 (AN UNCONSOLIDATED VENTURE OF CARLYLE INCOME PLUS, L.P - II)

                                  BALANCE SHEETS - CONTINUED



                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                           ----------------------------------------
                                                                   1997            1996
                                                               ------------    -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .$      14,369         27,202
                                                               ------------    -----------
          Total current liabilities. . . . . . . . . . . . . .       14,369         27,202

Tenant security deposits . . . . . . . . . . . . . . . . . . .        --            31,382
                                                               ------------    -----------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . .       14,369         58,584

Partners' capital accounts:
  Carlyle Income Plus, L.P.-II:
    Capital contributions. . . . . . . . . . . . . . . . . . .    6,704,617      6,704,617
    Cumulative net earnings(loss). . . . . . . . . . . . . . .    1,448,902        159,106
    Cumulative cash distributions. . . . . . . . . . . . . . .   (2,729,801)    (2,729,801)
                                                               ------------    -----------
                                                                  5,423,718      4,133,922
                                                               ------------    -----------
  Venture partner capital account:
    Capital contributions. . . . . . . . . . . . . . . . . . .    6,705,838      6,705,838
    Cumulative net earnings(loss). . . . . . . . . . . . . . .    1,448,902        159,106
    Cumulative cash distributions. . . . . . . . . . . . . . .   (2,729,801)    (2,729,801)
                                                               ------------    -----------
                                                                  5,424,939      4,135,143
                                                               ------------    -----------
     Total partners' capital accounts. . . . . . . . . . . . .   10,848,657      8,269,065
                                                               ------------    -----------
                                                               $  10,863,026     8,327,649
                                                               ============    ===========

                        See accompanying notes to financial statements.

                                    JMB LANDINGS ASSOCIATES
                 (AN UNCONSOLIDATED VENTURE OF CARLYLE INCOME PLUS, L.P - II)

                                   STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                    1997            1996          1995
                                                -----------     ----------     ----------
Income:
  Rental income. . . . . . . . . . . . . . .   $    897,486        993,821      1,260,787
  Interest income. . . . . . . . . . . . . .         62,698         44,860         11,363
                                                -----------     ----------     ----------
                                                    960,184      1,038,681      1,272,150
                                                -----------     ----------     ----------
Expenses:
  Depreciation . . . . . . . . . . . . . . .           --          263,496        333,457
  Property operating expenses. . . . . . . .        183,648        283,210        361,107
  Amortization of deferred expenses. . . . .          5,935         15,201          9,365
  General and administrative . . . . . . . .        129,847        169,769        102,456
  Provision for value impairment . . . . . .           --             --        3,500,000
                                                -----------     ----------     ----------
                                                    319,430        731,676      4,306,385
                                                -----------     ----------     ----------

          Operating earnings (loss). . . . .        640,754        307,005     (3,034,235)

Gain on sale of investment property. . . . .      1,938,838           --             --
                                                -----------     ----------     ----------
          Net earnings (loss)                  $  2,579,592        307,005     (3,034,235)
                                                ===========     ==========     ==========



                        See accompanying notes to financial statements.

                                     JMB/LANDINGS ASSOCIATES
                  (AN UNCONSOLIDATED VENTURE OF CARLYLE INCOME PLUS, L.P - II)


                            STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995





                                     CARLYLE INCOME            AFFILIATED
                                     PLUS, L.P.-II            PARTNERSHIP               TOTAL
                                      -------------          ------------           ------------
Balance at December 31, 1994 . . .  $    5,747,537             5,748,758              11,496,295
Net earnings (loss). . . . . . . .      (1,517,117)           (1,517,118)             (3,034,235)
Cash distributions . . . . . . . .        (250,000)             (250,000)               (500,000)
                                      ------------          ------------            ------------
Balance at December 31, 1995 . . .       3,980,419             3,981,641               7,962,060
Net earnings . . . . . . . . . . .         153,503               153,502                 307,005
Cash distributions . . . . . . . .            --                     --                     --
                                      ------------          ------------            ------------
Balance at December 31, 1996 . . .       4,133,922             4,135,143               8,269,065

Net earnings (loss). . . . . . . .       1,289,796             1,289,796               2,579,592
Cash distributions . . . . . . . .            --                     --                     --
                                      ------------          ------------            ------------
Balance at December 31, 1997 . . .  $    5,423,718             5,424,939              10,848,657
                                      ============          ============            ============

                                    JMB/LANDINGS ASSOCIATES
                 (AN UNCONSOLIDATED VENTURE OF CARLYLE INCOME PLUS, L.P - II)


                                   STATEMENTS OF CASH FLOWS

                         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                   1997            1996          1995
                                                -----------    -----------    -----------
Cash flows from operating activities:
Net earnings (loss). . . . . . . . . . . . . $    2,579,592        307,005     (3,034,235)
  Items not requiring (providing) cash:
  Depreciation . . . . . . . . . . . . . . . .          --         263,496        333,457
  Amortization of deferred expenses. . . . . .        5,935         15,201          9,365
  Provision for value impairment . . . . . . .          --             --       3,500,000
  Gain on sale of investment property. . . . .   (1,938,838)           --             --
  Changes in:
    Rents and other receivables. . . . . . . .       56,646         2,493         (54,457)
    Prepaid expenses . . . . . . . . . . . . .        6,758          (151)            680
    Accrued rents receivable . . . . . . . . .       15,591        89,106          22,416
    Accounts payable . . . . . . . . . . . . .      (12,833)       12,448          (4,874)
    Tenant security deposits . . . . . . . . .      (31,382)        1,614             833
                                                -----------    -----------    -----------
         Net cash provided by (used in)             681,469       691,212         773,185
          operating activities . . . . . . . .  -----------    -----------    -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . .          --             --         198,965
  Cash proceeds from sale of investment property  9,298,544            --             --
  Additions to investment property . . . . . .     (160,510)     (127,895)        (15,000)
  Payment of deferred expenses . . . . . . . .      (34,140)           --             --
                                                -----------    -----------    -----------
          Net cash provided by (used in)
            investing activities . . . . . . .    9,103,894      (127,895)        183,965
                                                -----------    -----------    -----------

                                    JMB/LANDINGS ASSOCIATES
                 (AN UNCONSOLIDATED VENTURE OF CARLYLE INCOME PLUS, L.P - II)


                             STATEMENTS OF CASH FLOWS - CONTINUED


                                                   1997            1996          1995
                                                -----------    -----------    -----------


Cash flows from financing activities:
  Cash distributions paid to partners. . . . .         --              --        (500,000)
                                                -----------    -----------    -----------
          Net cash provided by (used in)
            financing activities . . . . . . .         --              --        (500,000)
                                                -----------    -----------    -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . .    9,785,363        563,317        457,150
          Cash and cash equivalents,
            beginning of year. . . . . . . . .    1,065,499        502,182         45,032
                                                -----------    -----------    -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . .$  10,850,862      1,065,499        502,182
                                                ===========    ===========    ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . . . .$       --             --             --
                                                ===========    ===========    ===========
  Non-cash investing and financing
    activities . . . . . . . . . . . . . . . .$       --             --             --
                                                ===========    ===========    ===========







                        See accompanying notes to financial statements.

                    JMB/LANDINGS ASSOCIATES
 (AN UNCONSOLIDATED VENTURE OF CARLYLE INCOME PLUS, L.P - II)


                 NOTES TO FINANCIAL STATEMENTS

         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



     OPERATIONS AND BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint venture, JMB/Landings Associates, ("JMB/Landings") in which Carlyle Income Plus, L.P.- II (the "Partnership") and an affiliate of the General Partners of Carlyle Income Plus, L.P - II are partners.

     JMB/Landings had the exclusive purpose of owning a 100% interest in the Landings Shopping Center, located in Sarasota, Florida, which was sold on December 30, 1997.

     The preparation of financial statements in accordance with GAAP requires the Partnership/Landings to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accounting polices of JMB/Landings are the same as those of the Partnership. Accordingly, reference is made to the Notes to the Partnership's consolidated financial statements filed with this annual report. Such notes are incorporated herein by reference.

     The Landings Shopping Center was classified as held for sale as of December 31, 1996 and, therefore, was not subject to continued depreciation beyond that date.

     INVESTMENT PROPERTY

     A description of the acquisition and other events relating to the property and the venture partnership agreement, including the 1995 provision for value impairment and the December 30, 1997 sale of the property is contained in the Notes to Consolidated Financial Statements of Carlyle Income Plus, L.P -
II.  Such notes are incorporated herein by reference.

     MANAGEMENT AGREEMENT

     A description of the terms of the management agreement is contained in the Notes to the Partnership's consolidated financial statements. Such notes are incorporated herein by reference.


     TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the JMB/Landings to affiliates of JMB Realty Corporation as of December 31, 1997 and for the years ended December 31, 1997, 1996 and 1995 are as follows:


                                                                               UNPAID AT
                                                                              DECEMBER 31,
                                         1997        1996           1995         1997
                                       --------    --------       --------  --------------

Property management and
  leasing fees . . . . . . . . . .  $    41,809       43,866        45,840          3,221
Insurance commissions. . . . . . .          989        2,696         2,374          --
                                        -------       ------        ------         -------
                                $        42,798       46,562        48,214          3,221
                                        =======      =======       =======        ========



   LEASES - As Property Lessor


     JMB/Landings sold its principal asset, the Landings
Shopping Center, on December 30, 1997.

     JMB/Landings had determined that all leases relating to this property were classified as operating leases; therefore, rental income was reported when earned and the cost of the property, excluding cost of land, was depreciated over the estimated useful life. Leases with tenants ranged in term from three to eleven years and provided for fixed minimum rent and partial to full reimbursement of operating costs. A substantial portion of the ability of the retail tenants at the Landings Shopping Center to honor their leases was dependent upon the retail economic sector.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1997 and 1996.



                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations. The Associate General Partner of the Partnership, AGPP Associates, L.P., is an Illinois limited partnership with JMB as the sole general partner which may, upon agreement with the Corporate General Partner, from time to time participate in managing Partnership properties, including approval of leasing parameters, property management budgets and changes in investment objectives based on changes in market conditions.
The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties Ltd.-XIII ("JMB Income-XIII"). Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly of indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since
December, 1972. He is also President and a director of JMB
Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December, 1970 and served as an Executive Vice President
of JMB until December 1990.   Mr. Schreiber is President of
Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. He is also a director of USC,Inc., a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since
March, 1982. He holds a J.D. degree from the Northwestern Law
School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since
February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since
March, 1982.  He holds a Masters degree in Business
Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since
March, 1973.  He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION


     The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such distributions and allocations. In 1997, 1996 and 1995, the General Partners received distributions of $135,305, $135,304, and $189,426 respectively. The General Partners received a share of Partnership earnings for tax purposes aggregating $76,548 in 1997.

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

     JMB Insurance Agency, Inc., and affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1997 aggregating $3,575 in connection with providing insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Corporate General Partner and its affiliates were due reimbursement (at cost) in 1997 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $16,910, $17,387, $3,322 and $3,507, respectively, of which
$17,451  was unpaid at December 31, 1997.

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

     (b)   The Corporate General Partner, its officers and directors and the Associate General Partner own the following
Interests of the Partnership:

                               NAME OF                         AMOUNT AND NATURE
                              BENEFICIAL                          OF BENEFICIAL                      PERCENT
TITLE OF CLASS                  OWNER                              OWNERSHIP                         OF CLASS
--------------                ----------                       -----------------                     --------

Limited Partnership           JMB Realty                       5 Interests (1)                       Less than 1%
 Interests and Assignee        Corporation                      indirectly
 Interests therein

Limited Partnership           Corporate General Partner,       5 Interests (1)                       Less than 1%
 Interests and Assignee        its  officers and                indirectly
 Interests therein             directors and the
                               Associate General Partner
                               as a Group

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

      10.12 Real Property Purchase Agreement between JMB/Landings Associates and Inland Real Estate Acquisitions, Inc., dated November 25, 1997 relating to the sale of the Landings Shopping Center is hereby incorporated herein by reference to the Partnership's report on Form 8-K (File No. 0-177-5) dated
                 November 25, 1997.

          21.    List of Subsidiaries.

          24.    Powers of Attorney.

          27.    Financial Data Schedule

  (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

      The Partnership's report on Form 8-K (File No. 0-17705)
      for November 25, 1997 was filed describing the sale of
      the Landings Shopping Center.  No financial statements
      were required to be filed therewith.
-------------

      No annual report or proxy material for the fiscal year
1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               CARLYLE INCOME PLUS, L.P. - II

               By:   JMB Realty Corporation
                     Corporate General Partner


               By:   Gailen J. Hull
                     Senior Vice President
               Date: March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               By:   JMB Realty Corporation
                     Corporate General Partner

                     JUDD D. MALKIN*
               By:   Judd D. Malkin, Chairman and
                     Chief Financial Officer
               Date: March 25, 1998

                     NEIL G. BLUHM*
               By:   Neil G. Bluhm, President and Director
               Date: March 25, 1998

                     H. RIGEL BARBER*
               By:   H. Rigel Barber, Chief Executive Officer
               Date: March 25, 1998

                     GLENN E. EMIG*
               By:   Glenn E. Emig
                     Chief Operating Officer
               Date: March  25, 1998



                By:  Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
               Date: March  25, 1998

                     A. LEE SACKS*
               By:   A. Lee Sacks, Director
               Date: March 25, 1998

                     STUART C. NATHAN*
               By:   Stuart C. Nathan, Executive Vice President
                       and Director
               Date: March 25, 1998


               *By:  GAILEN J. HULL, Pursuant to a Power of
                     Attorney


               By:   Gailen J. Hull, Attorney-in-Fact
               Date: March  25, 1998

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

  10.1.- Material Contracts                   Yes
  10.12.

  21.    List of Subsidiaries                 No

  24.    Powers of Attorney                   No

  27.    Financial Data Schedule              No