Form 10-Q
period 1998-03-31
CARLYLE INCOME PLUS LP II
filed 1998-05-13
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  CARLYLE INCOME PLUS, L.P. - II
     Commission File No. 0-17705
     Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the 1st quarter March 31, 1998.


Thank you.

Very truly yours,

CARLYLE INCOME PLUS, L.P - II

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



For the quarter ended March 31, 1998         Commission file
                                             number 0-17705



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
     ____      _____

                                           TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . . .     3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations. . . . . . . . . . . . . . . . . .    15


PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . . .    17

Item 6.  Exhibits and Reports on Form 8-K. . . . . . .    18

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                 CARLYLE INCOME PLUS, L.P.-II
                                    (a limited partnership)
                                   and Consolidated Venture

                                  Consolidated Balance Sheets

                             March 31, 1998 and December 31, 1997

                                          (Unaudited)


                                                A s s e t s
                                              --------------
                                             March 31,    December 31,
                                              1998            1997
                                             ---------    ------------
Current assets:
  Cash and cash equivalents  . . . . . . . $ 1,042,090       2,980,988
  Interest, rents and other receivables. .       4,082          12,906
                                              --------         -------
    Total current assets . . . . . . . . .   1,046,172       2,993,894
                                             ---------       ---------
Investment in unconsolidated affiliated
  corporation, at equity   . . . . . . .    20,634,380      20,602,580
Investment in unconsolidated
 venture, at equity    . . . . . . . . .       329,122       5,423,718
                                              --------       ---------
                                          $ 22,009,674      29,020,192
                                            ==========       =========

                               CARLYLE INCOME PLUS, L.P. - II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

Current liabilities:
  Accounts payable . . . . . . . . . . . .$     26,634          31,761
  Amounts due to affiliates  . . . . . . .      19,056          17,451
                                             ---------       ---------
    Total current liabilities. . . . . . .      45,690          49,212
                                             ---------       ----------
Commitments and contingencies

Partners' capital accounts
 (deficits):
  General partners:
    Capital contributions. . . . . . . . .     25,000          25,000
    Cumulative net earnings. . . . . . . .    720,780         568,563
    Cumulative cash distributions. . . . . (1,193,858)     (1,041,641)
                                             ---------       ---------
                                             (448,078)       (448,078)
                                             ---------       ---------
  Limited partners (64,269.53 interests):
    Capital contributions, net of
     offering costs and
     purchase discounts. . . . . . . . . . 55,256,131      55,256,131
    Cumulative net earnings. . . . . . . . 12,414,006      12,094,276
    Cumulative cash distributions. . . . .(45,258,075)    (37,931,349)
                                           -----------     -----------

                                           22,412,062      29,419,058
                                          -----------     -----------
        Total partners' capital accounts . 21,963,984      28,970,980
                                           ----------      ----------
                                         $ 22,009,674      29,020,192
                                           ==========      ==========

                   See accompanying notes to consolidated financial statements. /TABLE

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED  STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                          (UNAUDITED)
                                                1998     1997
                                             --------    -------
Income:
   Interest income . . . . . . . .         $   63,031     49,386
                                             --------    -------
Expenses:
   Professional services . . . . .             43,000     27,148
   General and administrative. . .             64,088     44,311
                                             --------    -------
                                              107,088     71,459
                                             --------    -------

                                             (44,057)   (22,073)
Partnership's share of operations of
 unconsolidated affiliated
 corporation   . . . . . . . . . .           510,600    531,934
Partnership's share of
 operations of unconsolidated
 venture . . . . . . . . . . . . .             5,404     86,818

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                      CONSOLIDATED  STATEMENTS OF OPERATIONS - CONTINUED


Venture partner's share of
 venture's operations. . . . . . .               --      (1,783)
                                             -------      ------
   Net earnings (loss) . . . . . .         $ 471,947    594,896
                                             =======    ========
   Net earnings (loss) per limited
      partnership interest . . . .         $    4.97       8.79
                                             =======    ========
   Cash distributions per limited
    partnership interest . . . . .          $ 114.00         --
                                              =======   ========






















                 See accompanying notes to consolidated financial statements. /TABLE

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                          (UNAUDITED)

                                                   1998          1997
                                                  --------      ------

Cash flows from operating activities:
   Net earnings (loss) . . . . . .           $    471,947     594,896
   Items not requiring (providing)
    cash or cash equivalents:
   Partnership's share of operations
    of unconsolidated affiliated corporation,
    net of dividends . . . . . . .               (510,600)   (531,934)
   Partnership's share of operations of
    unconsolidated venture, net of
    distributions. . . . . . . . .                 (5,404)    (86,818)
   Venture partner's share of
    venture's  operations. . . . .                     --       1,783

Changes in:
   Interest, rents and
    other receivables. . . . . . .                  8,824       3,523
   Accounts payable. . . . . . . .                 (5,127)    (34,984)
   Amounts due to affiliates . . .                  1,605        (928)
                                                   -------   ---------
   Net cash provided by (used in)
    operating activities . . . . .                (38,755)    (54,462)
                                                 ---------  ----------

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


Cash flows from investing activities:
  Partnership's distributions from
    unconsolidated corporation . .                478,800     544,320
  Partnership's distributions from
    unconsolidated venture . . . .              5,100,000          --
                                                ---------     --------
  Net cash provided by (used in) investing
    activities . . . . . . . . . .              5,578,800     544,320

                                               -----------    --------
Cash flows from financing activities
   Distributions to limited
    partners . . . . . . . . . . .             (7,326,726)        --
   Distributions to general
    partners . . . . . . . . . . .               (152,217)        --
                                               -----------  ----------
                                               (7,478,943)        --
                                               ----------   ----------
   Net cash provided by (used in)
    investing activities . . . . .
Net increase (decrease) in cash and
    cash equivalents . . . . . . .            (1,938,898)     489,858
                                                ---------   ----------
   Cash and cash equivalents,
    beginning of year. . . . . . .              2,980,988   3,933,927
                                                ---------   ----------
   Cash and cash equivalents,
    end of period. . . . . . . . .            $  1,042,090  4,423,785
                                                ==========   =========


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
                                                ==========  ==========

























                 See accompanying notes to consolidated financial statements. /TABLE

                 CARLYLE INCOME PLUS,L.P. - II
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    March 31, 1998 and 1997

                          (Unaudited)
GENERAL

  Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended
December 31, 1997, which are included in the Partnership's 1997
Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

  The Partnership adopted Statement of Financial Accounting Standards No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership has committed to such a plan for its remaining real estate investment, 1225 Connecticut Avenue, N.W. office building. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated.

  The accompanying consolidated financial statements include
$516,004, and $618,752, respectively, of the Partnership's share of total operations of $1,183,521 and $1,395,349 for the three months ended March 31, 1998 and 1997 of unconsolidated properties held for sale or disposition.

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

  Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


recognized by the Partnership  for the three months ended March
31, 1998 and 1997 aggregated  $15,564  and  $6,833,
respectively. Costs totalling $19,056 were unpaid at March 31, 1998.


1225 CONNECTICUT AVENUE

     The property's occupancy remained at 95% at March 31, 1998,
unchanged from December 31, 1997.   However, the property is
100% leased as a result of a lease negotiated in early 1998 with Ernst & Young, the principal tenant, which will occupy approximately 87% of the property's leasable space upon taking occupancy of the property's remaining vacant space which is expected during the latter part of the second quarter of 1998.

     As the 1225 Investment Corporation has committed to a plan to sell the property, the property was classified as held for sale as of December 31, 1996 and, therefore, is not subject to continued depreciation. Subsequent to March 31, 1998, the 1225 Investment Corporation has begun marketing the property for sale. However, there can be no assurance that a sale transaction on acceptable terms will be consummated during the 1998-1999 time frame.

     In response to the uncertainty relating to the 1225 Investment Corporation's ability to recover the net carrying value of the 1225 Connecticut Avenue, N.W. office building through future operations or sale, the 1225 Investment Corporation, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment in 1996 in the amount of $6,548,956 (of which the Partnership's share was $2,851,415). Such provision reduced the net carrying value of the investment property to its then estimated fair value based upon an independent appraisal received for the property as of December 31, 1996.


LANDINGS SHOPPING CENTER

       JMB/Landings sold the land and related improvements of the Landings Shopping Center in December 1997 for a sale price of $9,700,000. JMB/Landings received the sale price in cash at closing, net of selling costs and prorations. The sale resulted


       CARLYLE INCOME PLUS LIMITED - II
          ( A LIMITED PARTNERSHIP)
          AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


in a gain of approximately $1,939,000 to JMB/Landings for financial reporting purposes (of which the Partnership's share was approximately $970,000), primarily as a result of a value impairment provision of $3,500,000 (of which the Partnership's share was $1,750,000) recorded by JMB/Landings in 1995. In addition, JMB/Landings recognized a loss on sale of approximately $1,448,000 for Federal income tax purposes in 1997 (of which the Partnership's share was approximately $724,000).

  An affiliate of the General Partners of the Partnership managed the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the three months ended March 31, 1997 were $9,852.

  In connection with the sale of this property, as is customary in such transactions, JMB/Landings agreed to certain representations and warranties, with a stipulated survival period which expires in late June, 1998. Although it is not expected, JMB/Landings may ultimately have some liability under such representations and warranties, which is not to exceed $400,000 (of which the Partnership's share would be $200,000).

CARLYLE INCOME PLUS. L.P. - II
( A LIMITED PARTNERSHIP)
AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                    March 31, 1998 and 1997

                                          (Unaudited)



 UNCONSOLIDATED INVESTMENTS - SUMMARY INFORMATION


  JMB/LANDINGS

  Summary income statement information for JMB/Landings (which sold its investment property in
December 1997) for the three months ended March 31, 1998 and 1997 is as follows:

                            1998         1997
                          ---------    ---------
 Total income. . . . . . .$    14,690   231,372
                          =========    =========

 Operating earnings. . . .$    10,808   173,636
                          =========    =========
 Partnership's share
 of earnings . . . . . . .$     5,404    86,818
                        ===========    =========

CARLYLE INCOME PLUS, L.P. - II
( A LIMITED PARTNERSHIP)
AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

                                    March 31, 1998 and 1997

                                          (Unaudited)



 1225 CONNECTICUT AVENUE, N.W.

 Summary income statement information for 1225 Investment Corporation for the three months ended
March 31, 1998 and 1997 is as follows:


                             1998         1997
                          ---------    ---------

 Total income. . . . . .$ 1,976,000    1,971,000
                          =========    =========

 Operating earnings. . .$ 1,172,713    1,221,713
                          =========    =========

 Partnership's share of
  earnings . . . . . . .$   510,600      531,934
                          =========    =========

ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.



/TABLE

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Partnership had cash and cash equivalents of approximately
$1,042,000 at March 31, 1998. Such funds are available for contributions to the Partnership's remaining investment property, for working capital requirements and for distributions to partners.

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

  The Partnership had been made aware that from March 1997 through March 1998 other unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers each sought to purchase up to 4.9% of the Interests in the Partnership at amounts between $250 and $325 per Interest. These offers have expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 4.92% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

  The General Partners of the Partnership currently expect to be able to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

RESULTS OF OPERATIONS

  The decrease in cash and cash equivalents at March 31, 1998 as compared to December 31, 1997 is due primarily to distributions of approximately 7,327,000 ($114 per Interest) made to the Limited Partners in February 1998, which included $69 per Interest from the distributions received from JMB/Landings relating to the December 1997 sale of the Landings Shopping Center and $45 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also paid a distribution of $152,217 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds. The General Partners are currently deferring their share of any distributions of proceeds from sales, as the subordination requirements of the Partnership Agreement for the retention of sales proceeds by the General Partners are currently not expected to be met. Such decrease in cash and cash equivalents at March 31, 1998 as compared to December 31, 1997 was partly offset by the Partnership's receipt of approximately $479,000 of dividends from 1225 Investment Corporation in February 1998.

  The decrease in investment in unconsolidated venture, at equity, at March 31, 1998 as compared to December 31, 1997 is due primarily to distributions totaling $5,100,000 received by the Partnership from the JMB/Landings venture during the three months ended March 31, 1998, a substantial portion of which represented the Partnership's share of the proceeds from the December 1997 sale of the Landings Shopping Center.

  The decrease in Partnership's share of operations of unconsolidated venture for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is due primarily to the December 1997 sale of the Landings Shopping
Center.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION



The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998:

                                                   1997              1998
                                         --------------------------------------------------
                                              At    At    At   At    At    At    At    At

                                             3/31  6/30  9/3012/31  3/31  6/30  9/30 12/31
                                             ----  ----  ---------  ----  ---- ----- -----


1.  1225 Connecticut
      Washington, D.C. .                     100%  100%   95%  95%   95%



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

  10.2 Closing statement dated January 28, 1994 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., is hereby incorporated by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

  10.3 Secured promissory note dated January 28, 1994 in the amount of $6,500,000 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., is hereby incorporated by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

  10.4 Secured promissory note dated January 28, 1994 in the amount of $500,000 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., is hereby incorporated by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.
  10.5   Real Property Purchase Agreement between
         JMB/Landings Associates and Inland Real
         Estate Acquisitions, Inc., dated November 25,
         1997 relating to the sale of the Landings
         Shopping Center is hereby incorporated herein by reference to the Partnership's report for December 30, 1997 on Form 8-K (File No. 0-17705) dated
         January 13, 1998.

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


                             CARLYLE INCOME PLUS, L.P.-II

                             BY:  JMB Realty Corporation
                                  (Corporate General Partner)




                             By:  Gailen J. Hull,
                                  Senior Vice President
                                  Date: May 13, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                  Gailen J. Hull,
                                  Principal Accounting Officer
                                  Date: May 13, 1998