Form 10-Q
period 1998-06-30
CARLYLE INCOME PLUS LP II
filed 1998-08-13
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:   CARLYLE INCOME PLUS, LTD. - II
      Commission File No. 0-17705
      Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the 2nd quarter June 30, 1998.


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



For the quarter ended June 30, 1998      Commission file
                                         number 0-17705



                       CARLYLE INCOME PLUS, L.P.-II
          (Exact name of registrant as specified in its charter)




              Delaware                                 36-3555432
       (State of organization)                      (I.R.S. Employer
                                                   Identification No.)



       900 N. Michigan Ave., Chicago, Illinois            60611
       (Address of principal executive offices)        (Zip Code)



Registrant's telephone number, including area code  312-915-1987



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ____      _____



            TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .      3

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . . . . . . . .      13


PART II   OTHER INFORMATION


Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .      15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .      16

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                           CARLYLE INCOME PLUS, L.P.-II
                                             (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                            CONSOLIDATED BALANCE SHEETS

                                       JUNE 30, 1998 AND DECEMBER  31, 1997

                                                    (UNAUDITED)

                                                          A s s e t s
                                                       --------------
                                                         June 30,        December 31,
                                                           1998              1997
                                                        ---------        ------------
Current assets:
  Cash and cash equivalents  . . . . . . . . . . .   $  1,010,825           2,980,988
  Interest, rents and other receivables. . . . . .          2,369              12,906
                                                       ----------          ----------
    Total current assets . . . . . . . . . . . . .      1,013,194           2,993,894
                                                       ----------          ----------
Investment in unconsolidated affiliated
  corporation, at equity   . . . . . . . . . . . .     20,765,925          20,602,580

Investment in unconsolidated
 venture, at equity    . . . . . . . . . . . . . .            --            5,423,718
                                                       ----------          ----------
                                                     $ 21,779,119          29,020,192
                                                       ==========          ==========

                                           CARLYLE INCOME PLUS, LP - II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                             --------------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . .      $     4,164              31,761
  Amounts due to affiliates  . . . . . . . . . .           27,535              17,451
                                                       ----------          ----------
    Total current liabilities. . . . . . . . . .           31,699              49,212
                                                       ----------          ----------
Commitments and contingencies

Partners' capital accounts
 (deficits):

  General partners:
    Capital contributions. . . . . . . . . . . . .        25,000               25,000
    Cumulative net earnings (losses) . . . . . . .       754,606              568,563
    Cumulative cash distributions. . . . . . . . .    (1,227,684)         (1,041,641)
                                                        ---------           ---------
                                                        (448,078)           (448,078)
                                                        ---------           ---------
  Limited partners (64,269.53 interests):
    Capital contributions, net of
     offering costs and
     purchase discounts. . . . . . . . . . . . . .    55,256,131           55,256,131
    Cumulative net earnings (losses) . . . . . . .    12,840,137           12,094,276
    Cumulative cash distributions. . . . . . . . .   (45,900,770)        (37,931,349)
                                                      ----------          ----------
                                                      22,195,498           29,419,058
                                                      ----------          ----------
  Total partners' capital accounts . . . . . . . .    21,747,420           28,970,980
                                                      ----------          ----------
                                                   $  21,779,119           29,020,192
                                                      ==========          ==========

                             See accompanying notes to consolidated financial statements.
/TABLE

                                           CARLYLE INCOME PLUS, L.P.-II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                      CONSOLIDATED  STATEMENTS OF OPERATIONS

                                 THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                    (UNAUDITED)
                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                     JUNE 30,                       JUNE 30,
                               1998           1997          1998               1997
                               --------    ---------     -------            --------

Income:
 Interest income . . . . . . . $ 10,653      48,292         73,684           97,678
                                -------      -------        -------          -------
                                 10,653      48,292         73,684           97,678
                                -------      -------        -------          -------

Expenses:
 Professional services . . . .   15,664      28,110         58,664            55,258
 General and
    administrative . . . . . .   57,298      35,793        121,386            80,104
                               --------      -------       --------          -------
                                 72,962      63,903        180,050           135,362
                               --------      -------       --------          -------

                               (62,309)     (15,611)      (106,366)         (37,684)


                                           CARLYLE INCOME PLUS, L.P.-II
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                CONSOLIDATED  STATEMENTS OF OPERATIONS - CONTINUED


Partnership's share of
 operations of
 unconsolidated
 affiliated
 corporation   . . . . . . . . 523,225      518,872      1,033,825        1,050,806
Partnership's share of
 operations of
 unconsolidated venture  . . .    (959)      52,333          4,445          139,151
Venture partner's
 share of venture's
 operations. . . . . . . . . .      --         (147)           --            (1,930)
                               -------      --------     ---------         --------

 Net earnings (loss)   . . . .$ 459,957     555,447        931,904        1,150,343
                              ========      ========    ==========        =========

 Net earnings (loss)
  per limited
      partnership
      interest . . . . . . . .$    6.64        8.27          11.61            17.06
                               =======      ========     =========        =========

 Cash distributions
  per limited
  partnership
  interest . . . . . . . . . .$   10.00       16.00         124.00            16.00
                              ========      ========     =========        =========

                           See accompanying notes to consolidated financial statements.
/TABLE

                                           CARLYLE INCOME PLUS, L.P.-II
                                              (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                    (UNAUDITED)
                                                               1998            1997
                                                              --------        ------

Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . . .                     $931,904     1,150,343
 Items not requiring (providing)
  cash or cash equivalents:
 Partnership's share of operations
  of unconsolidated affiliated corporation,
  net of dividends . . . . . . . . . . .                   (1,033,825)   (1,050,806)
 Partnership's share of operations of
  unconsolidated venture, net of
  distributions. . . . . . . . . . . . .                       (4,445)     (139,151)
 Venture partner's share of
  venture's operations . . . . . . . . .                           --         1,930

Changes in:
 Interest, rents and
  other receivables. . . . . . . . . . .                       10,537         7,200
 Accounts payable. . . . . . . . . . . .                      (27,597)      (57,798)
 Amounts due to affiliates . . . . . . .                       10,084        15,418

                                          CARLYLE INCOME PLUS, L.P.-II
                                              (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                 1998         1997
                                                               -------       -------
 Net cash provided by (used in)
  operating activities . . . . . . . . .                     (113,342)      (72,864)
                                                            ----------    ----------
Cash flows from investing activities:
 Partnership's distributions from
  unconsolidated corporation . . . . . .                      870,480       979,680
 Partnership's distributions from
    unconsolidated venture . . . . . . .                    5,428,163            --
                                                            ----------    ----------
 Net cash provided by (used in) investing
  activities . . . . . . . . . . . . . .                    6,298,643       979,680
                                                            ----------    ----------
Cash flows from financing activities:
 Distributions to limited partners . . .                   (7,969,421)   (1,028,312)
 Distributions to general
  partners . . . . . . . . . . . . . . .                     (186,043)      (54,122)
                                                            ----------    ----------
 Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . .                   (8,155,464)   (1,082,434)
                                                            ----------   ----------
 Net increase (decrease) in cash and
  cash equivalents . . . . . . . . . . .                   (1,970,163)     (175,618)
 Cash and cash equivalents,
  beginning of year. . . . . . . . . . .                    2,980,988     3,933,927
                                                            ---------     ----------
 Cash and cash equivalents,
  end of period. . . . . . . . . . . . .                $    1,010,825     3,758,309
                                                              ========     =========
Supplemental disclosure of
 cash flow information:
 Cash paid for mortgage and
  other interest . . . . . . . . . . . .                $          --             --
                                                              ========    ==========
 Non-cash investing and
  financing activities . . . . . . . . .                $          --             --
                                                              ========    ==========














                           See accompanying notes to consolidated financial statements.
/TABLE

                      CARLYLE INCOME PLUS, L.P. - II
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998 and 1997

                                (Unaudited)

GENERAL

   Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

   The accompanying consolidated financial statements include $1,038,270, and $1,189,957, respectively, of the Partnership's share of total operations of $2,383,028 and $2,691,728 for the six months ended June 30, 1998 and 1997 of unconsolidated properties held for sale or disposition.

TRANSACTIONS WITH AFFILIATES

   The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 were as follows:.
                                                               Unpaid at
                                                                June 30,
                                          1998        1997          1998
                                          ----       -----      --------
   Insurance commissions . . . . .  $    2,652       3,958           --
   Reimbursement (at cost) for
   salary and salary related
   expenses related to the on-site
   and other costs for the
   Partnership and its
   investment properties . . . . .      35,945      13,666        27,535
                                        ------      ------        ------
                                        38,597      17,624        27,535
                                      $ ======      ======       =======

                       CARLYLE INCOME PLUS, L.P - II
                         ( A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1225 CONNECTICUT AVENUE

      The property's occupancy increased to 100% at June 30, 1998, up from 95% during the previous three quarters, as a result of Ernst & Young, the principal tenant, taking occupancy of the property's remaining vacant space. Ernst & Young now occupies approximately 87% of the property's leasable space.

     As the 1225 Investment Corporation has committed to a plan to sell the property, the property was classified as held for sale as of December 31, 1996 and, therefore, is not subject to continued depreciation. The 1225 Investment Corporation began marketing the property for sale during the second quarter of 1998. However, there can be no assurance that a sale transaction on acceptable terms will be consummated during the 1998-1999 time frame.

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

JMB/LANDINGS

   JMB/Landings sold the land and related improvements of the Landings Shopping Center in December 1997 for a sale price of $9,700,000.
JMB/Landings received the sale price in cash at closing, net of selling costs and prorations. The sale resulted in a gain of approximately $1,939,000 to JMB/Landings for financial reporting purposes (of which the Partnership's share was approximately $970,000), primarily as a result of a value impairment provision of $3,500,000 (of which the Partnership's share was $1,750,000) recorded by JMB/Landings in 1995. In addition, JMB/Landings recognized a loss on sale of approximately $1,448,000 for Federal income tax purposes in 1997 (of which the Partnership's share was approximately $724,000).

   An affiliate of the General Partners of the Partnership managed the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the six months ended June 30, 1997 were $19,548.

   In connection with the sale of this property, as is customary in such transactions, JMB/Landings agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to JMB/Landings, in late June, 1998. The remaining funds of the JMB/Landings venture were distributed to the venture partners as of June 30, 1998.

CARLYLE INCOME PLUS, L.P. - II
( A LIMITED PARTNERSHIP)
AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                (Unaudited)

 UNCONSOLIDATED INVESTMENTS - SUMMARY INFORMATION

  JMB/LANDINGS

  Summary income statement information for JMB/Landings (which sold its investment property in December 1997) for the six months ended June 30, 1998 and 1997 is as follows:

                                    1998           1997
                                  ---------      ---------
 Total income. . . . . . . . .   $   18,100        459,714
                                  =========      =========

 Operating earnings. . . . . .   $    8,602        278,302
                                  =========      =========
 Partnership's share
 of earnings . . . . . . . . .   $    4,445        139,151
                                  =========      =========

 1225 CONNECTICUT AVENUE, N.W.

 Summary income statement information for 1225 Investment Corporation for the six months ended June 30, 1998 and 1997 is as follows:

                                     1998          1997
                                  ---------      ---------

 Total income. . . . . . . . .  $ 3,946,000      3,898,000
                                  =========      =========
 Operating earnings. . . . . .  $ 2,374,426      2,413,426
                                  =========      =========
 Partnership's share of
  earnings . . . . . . . . . $    1,033,825      1,050,806
                                  =========      =========

ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments
(consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.

/TABLE

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The Partnership had cash and cash equivalents of approximately $1,011,000 at June 30, 1998. Such funds are available for contributions to the Partnership's remaining investment property, for working capital requirements and for distributions to partners.

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

   The Partnership had been made aware that from March 1997 through June 1998 other unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers each sought to purchase up to 4.9% of the Interests in the Partnership at amounts between $150 and $325 per Interest. These offers have expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 5.11% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

   The General Partners of the Partnership currently expect to be able to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

RESULTS OF OPERATIONS

   The decrease in cash and cash equivalents at June 30, 1998 as compared to December 31, 1997 is due primarily to distributions of approximately $7,327,000 ($114 per Interest) made to the Limited Partners in February 1998, which included $69 per Interest from the distributions received from JMB/Landings relating to the December 1997 sale of the Landings Shopping Center and $45 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also made a distribution of $152,217 to the General Partners in February 1998, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds. An additional decrease in cash and cash equivalents is due to distributions of approximately $643,000 ($10 per Interest) made to the Limited Partners in May 1998 from operational cash flow and reserves, including those from offering proceeds. The Partnership also made a distribution of $33,826 to the General Partners in May 1998, which represented their share of operational cash flow and reserves, including those offering proceeds. The General Partners are currently deferring their share of any distributions of proceeds from sales, as the subordination requirements of the Partnership Agreement for the retention of sales proceeds by the General Partners are currently not expected to be met. The above decreases in cash and cash equivalents at June 30, 1998 as compared to December 31, 1997 were partly offset by the Partnership's receipt of approximately $870,000 of dividends from 1225 Investment Corporation in 1998.

   The decrease in investment in unconsolidated venture, at equity, at June 30, 1998 as compared to December 31, 1997 is due primarily to distributions totaling approximately $5,428,000 received by the Partnership from the JMB/Landings venture in 1998, a substantial portion of which represented the Partnership's share of the proceeds from the December 1997 sale of the Landings Shopping Center.

   The decrease in interest income for the three and six months ended June 30, 1998 as compared to the year-earlier periods is attributable primarily to smaller average outstanding balances in the Partnership's interest-bearing cash and cash equivalents in 1998.

   The decrease in Partnership's share of operations of unconsolidated venture for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is due primarily to the December 1997 sale of the Landings Shopping Center.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION



The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998:

                                                                 1997                 1998
                                                       --------------------------------------------------
                                                        At     At     At     At     At     At     At     At

                                                       3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                                       ----   ----   ----  -----   ----   ----  -----  -----


1.  1225 Connecticut
      Washington, D.C. . . . .                         100%   100%    95%    95%    95%   100%



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


                                   CARLYLE INCOME PLUS, L.P.-II

                                   BY:   JMB Realty Corporation
                                         (Corporate General Partner)




                                   By:   Gailen J. Hull,
                                         Senior Vice President
                                         Date: August 12, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                         Gailen J. Hull,
                                         Principal Accounting Officer
                                         Date: August 12, 1998