Form 10-Q
period 1998-09-30
CARLYLE INCOME PLUS LP II
filed 1998-11-12
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:   CARLYLE INCOME PLUS, LTD. - II
      Commission File No. 000-17705
      Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the 3rd quarter September 30, 1998.


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



For the quarter ended September 30, 1998               Commission file
                                                        number 0-17705



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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                            CARLYLE INCOME PLUS, L.P.-II
                                              (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                             CONSOLIDATED BALANCE SHEETS

                                      SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                     (UNAUDITED)

                                                           A s s e t s
                                                        --------------

                                                     SEPTEMBER 30,        DECEMBER 31,
                                                         1998                 1997
                                                       ---------          ------------
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .     1,402,162           2,980,988
  Interest, rents and other receivables. . . . . . .         5,252              12,906
                                                        ----------          ----------
  Total current assets . . . . . . . . . . . . . . .     1,407,414           2,993,894
                                                        ----------          ----------
Investment in unconsolidated affiliated
  corporation, at equity . . . . . . . . . . . . . .    20,936,237          20,602,580
Investment in unconsolidated venture,
  at equity. . . . . . . . . . . . . . . . . . . . .            --           5,423,718
                                                        ----------          ----------
                                                    $    22,343,651         29,020,192
                                                        ==========          ==========

                                            CARLYLE INCOME PLUS, L.P.-II
                                              (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                             CONSOLIDATED BALANCE SHEETS

                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                              --------------------------------------------------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . .   $     2,600              31,761
  Amounts due to affiliates  . . . . . . . . . . . .         8,950              17,451
                                                        ----------          ----------


  Total current liabilities. . . . . . . . . . . . .        11,550              49,212
                                                        ----------          ----------
Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
     Capital contributions . . . . . . . . . . . . .       25,000              25,000
     Cumulative net earnings (losses). . . . . . . .      754,606             568,563
     Cumulative cash distributions . . . . . . . . .   (1,227,684)         (1,041,641)
                                                        ---------            ---------
                                                         (448,078)           (448,078)
                                                        ---------            ---------
  Limited partners (64,269.53 interests):
     Capital contributions, net of
      offering costs and
      purchase discounts . . . . . . . . . . . . . .   55,256,131          55,256,131
     Cumulative net earnings (losses). . . . . . . .   13,424,818          12,094,276
     Cumulative cash distributions . . . . . . . . .  (45,900,770)        (37,931,349)
                                                       ----------          ----------
                                                       22,780,179          29,419,058
                                                       ----------          ----------
          Total partners' capital accounts . . . . .   22,332,101          28,970,980
                                                       ----------          ----------


                                                    $  22,343,651          29,020,192
                                                       ==========          ==========

                              See accompanying notes to consolidated financial statements.
/TABLE

                                            CARLYLE INCOME PLUS, L.P.-II
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                       CONSOLIDATED  STATEMENTS OF OPERATIONS

                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                     (UNAUDITED)
                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                    1998        1997          1998              1997
                                --------     ---------     -------           --------

Income:
 Interest income . . . . . . . .$ 14,452       45,215         88,136         142,893
                                -------        -------       -------          -------
                                 14,452        45,215         88,136         142,893
                                -------        -------       -------          -------
Expenses:
 Professional services . . . . .  3,623           263         62,287          55,521
 General and
    administrative . . . . . . . 20,780        61,011        142,166         141,115
                                -------        -------       -------          -------
                                 24,403        61,274       204,453          196,636
                                -------        -------       -------          -------
                                 (9,951)      (16,059)     (116,317)         (53,743)


                                           CARLYLE INCOME PLUS, L.P.-II
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                 CONSOLIDATED  STATEMENTS OF OPERATIONS - CONTINUED

Partnership's share of
 earnings of
 unconsolidated
 affiliated corporation  . . . .          594,632      542,758     1,628,457        1,593,564
Partnership's share of
 operations of
 unconsolidated venture  . . . .              --        61,111         4,445          200,262
Venture partner's
 share of venture's
 operations. . . . . . . . . . .              --         4,292           --             2,362
                                        --------     ---------      --------        ---------
 Net earnings (loss) . . . . . .       $ 584,681       592,102     1,516,585        1,742,445
                                       =========      ========     =========        ==========
 Net earnings (loss)
  per limited partnership
  interest:
                                       $    9.09          9.21         20.70            26.27
                                        ========       ========      ========        =========

 Cash distributions
  per limited
  partnership
  interest . . . . . . . . . . .       $      --           --         124.00            16.00
                                        ========       ========      ========         ========

                            See accompanying notes to consolidated financial statements.
/TABLE

                                            CARLYLE INCOME PLUS, L.P.-II
                                               (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                     (UNAUDITED)
                                                   1998                        1997
                                                  --------------          ------------
Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . . . .   $  1,516,585                   1,742,445
 Items not requiring (providing)
  cash or cash equivalents:
 Partnership's share of earnings
  of unconsolidated affiliated corporation,
  net of dividends . . . . . . . . . . . .     (1,628,457)                 (1,593,564)
 Partnership's share of operations of
  unconsolidated venture, net of
  distributions. . . . . . . . . . . . . .         (4,445)                   (200,262)
 Venture partner's share of
  venture's  operations  . . . . . . . . .             --                      (2,362)

Changes in:
 Interest, rents and
  other receivables. . . . . . . . . . . .          7,654                       9,918
 Accounts payable. . . . . . . . . . . . .        (29,161)                    (66,074)


                                           CARLYLE INCOME PLUS, L.P.-II
                                               (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                     1998                       1997
                                                    ------                     -------

 Amounts due to affiliates . . . . . . . .         (8,501)                      5,314

                                                ----------                  ----------
 Net cash provided by (used in)
  operating activities . . . . . . . . . .       (146,325)                   (104,585)
                                                ----------                  ----------
Cash flows from investing activities:
 Partnership's dividends from
  unconsolidated affiliated corporation. . . .  1,294,800                   1,415,040

 Partnership's distributions from
  unconsolidated venture . . . . . . . . . . .  5,428,163                          --
                                                ----------                  ----------
 Net cash provided by (used in) investing
  activities . . . . . . . . . . . . . . . . .  6,722,963                   1,415,040
                                                ----------                  ----------
Cash flows from financing activities:
 Distributions to venture partners . . . . . .         --                     (28,591)
 Distributions to limited partners . . . . . . (7,969,421)                 (1,028,312)
 Distributions to general partners . . . . . .   (186,043)                    (54,122)
                                                ----------                  ----------
 Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . (8,155,464)                 (1,111,025)
                                                ----------                 ----------


                                             CARLYLE INCOME PLUS, L.P.-II
                                               (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

 Net increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . . . (1,578,826)                    199,430
 Cash and cash equivalents,
  beginning of year. . . . . . . . . . . . . .  2,980,988                   3,933,927
                                                ---------                   ----------
 Cash and cash equivalents,
  end of period. . . . . . . . . . . . . . . .  $  1,402,162                4,133,357
                                                =========                   ==========
Supplemental disclosure of
  cash flow information:
  Cash paid for mortgage and
  other interest . . . . . . . . . . . . . . $        --                       --
                                                =========                   ==========
 Non-cash investing and
  financing activities . . . . . . . . . . . .$       --                       --
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

                         September 30, 1998 and 1997

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

   The accompanying consolidated financial statements include $1,628,457, and $1,793,826, respectively, of the Partnership's share of total operations of $3,740,000 and $4,060,526 for the nine months ended September 30, 1998 and 1997 of unconsolidated properties held for sale or disposition.

                        CARLYLE INCOME PLUS L.P. - II
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


TRANSACTIONS WITH AFFILIATES

   The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 were as follows:.
                                                                Unpaid at
                                                            September 30,
                                          1998        1997           1998
                                         -----       ------ -------------

Insurance commissions. . . . . . .    $  2,652         3,958          --
Reimbursement (at cost)
 for salary and salary-
 related expenses related
 to the on-site and other
 costs for the Partnership
 and its investment
 properties. . . . . . . . . . . .      37,260        20,514        8,950
                                        ------         -----        -----
                                      $ 39,912        24,472        8,950
                                        ======        ======       ======

                        CARLYLE INCOME PLUS L.P. - II
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1225 CONNECTICUT AVENUE

   The property's occupancy decreased to 98.5% at September 30, 1998, down from 100% at June 30, 1998, as a result of the vacating of a tenant which occupied approximately 3,000 square feet and whose lease is scheduled to
expire in August, 2001.   The tenant continues to pay rent on its vacated
space. Ernst & Young currently occupies approximately 87% of the property's leasable space.

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

                      CARLYLE INCOME PLUS LIMITED - II
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   An affiliate of the General Partners of the Partnership managed the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the nine months ended September 30, 1997 were $29,815.

   In connection with the sale of this property, as is customary in such transactions, JMB/Landings agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to JMB/Landings, in late June, 1998. The remaining funds of the JMB/Landings venture were distributed to the venture partners in late June, 1998.

CARLYLE INCOME PLUS L.P. - II
( A LIMITED PARTNERSHIP)
AND CONSOLIDATED VENTURE

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



UNCONSOLIDATED INVESTMENTS - SUMMARY INFORMATION

JMB/LANDINGS

     Summary income statement information for JMB/Landings (which sold its investment property in December 1997)  for the nine months ended September 30, 1998 and 1997 is as follows:

                                     1998           1997
                                   ---------      ---------
 Total income. . . . . . . . . .  $   18,812       667,040
                                   =========      =========

 Operating earnings. . . . . . .  $    9,314       400,526
                                   =========      =========
 Partnership's share
 of earnings . . . . . . . . . .  $    4,445       200,262
                                   =========      =========

1225 CONNECTICUT AVENUE, N.W.

      Summary income statement information for 1225 Investment Corporation for the nine months ended September 30,
1998 and 1997 is as follows:
                                      1998          1997
                                   ---------      ---------
 Total income. . . . . . . . .    $6,088,000      5,951,000
                                   =========      =========
 Operating earnings. . . . . .    $3,740,000      3,660,000
                                   =========      =========
 Partnership's share of
  earnings . . . . . . . . . .    $1,628,457      1,593,564
                                   =========      =========

ADJUSTMENTS

 In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments)
necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The Partnership had cash and cash equivalents of approximately $1,402,000 at September 30, 1998. Such funds are available for contributions to the Partnership's remaining investment property, for working capital requirements and for distributions to partners.

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

   During 1997 and early 1998, other unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers each sought to purchase up to 4.9% of the Interests in the Partnership at amounts between $304 and $325 per Interest. Certain of these unaffiliated third parties made additional unsolicited tender offers to some of the Holders of Interests in May and October 1998. These offers each sought to purchase up to 4.9% of the Interests in the Partnership at amounts between $150 and $215 per Interest. All of the above offers have expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 5.28% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

   The General Partners of the Partnership currently expect to be able to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

RESULTS OF OPERATIONS

   The decrease in cash and cash equivalents at September 30, 1998 as compared to December 31, 1997 is due primarily to distributions of approximately $7,327,000($114 per Interest) made to the Holders of Interests in February 1998, which included $69 per Interest from the distributions received in 1998 from JMB/Landings relating to the December 1997 sale of the Landings Shopping Center and $45 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also made a distribution of $152,217 to the General Partners in February 1998, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds. An additional decrease in cash and cash equivalents is due to distributions of approximately $643,000 ($10 per Interest) made to the Holders of Interests in May 1998 from operational cash flow and reserves, including those from offering proceeds. The Partnership also made a distribution of $33,826 to the General Partners in May 1998, which represented their share of operational cash flow and reserves, including those offering proceeds. The General Partners are currently deferring their share of any distributions of proceeds from sales, as the subordination requirements of the Partnership Agreement for the retention of sales proceeds by the General Partners are currently not expected to be met. The above decreases in cash and cash equivalents at September 30, 1998 as compared to December 31, 1997 were partly offset by the Partnership's receipt of approximately $1,295,000 of dividends from 1225 Investment Corporation in 1998.



   The decrease in investment in unconsolidated venture, at equity, at September 30, 1998 as compared to December 31, 1997 is due primarily to distributions totaling approximately $5,428,000 received by the Partnership from the JMB/Landings venture in 1998, a substantial portion of which represented the Partnership's share of the proceeds from the December 1997 sale of the Landings Shopping Center.

   The decrease in interest income for the three and nine months ended September 30, 1998 as compared to the year-earlier periods is attributable primarily to smaller average outstanding balances in the Partnership's interest-bearing cash and cash equivalents in 1998.

   The decrease in Partnership's share of operations of unconsolidated venture for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is due primarily to the December 1997 sale of the Landings Shopping Center.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                                   OCCUPANCY

The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998:

                                                                   1997                        1998
                                                         -------------------------   -------------------------
                                                         At     At     At      At     At     At     At     At

                                                        3/31   6/30   9/30   12/31   3/31   6/30   9/30  12/31
                                                        ----   ----   ----   -----   ----   ----  -----  -----

1.  1225 Connecticut Avenue
      Washington, D.C. . . . .                          100%   100%    95%     95%    95%   100%  98.5%



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

   10.1 Escrow Deposit Agreement is hereby incorporated by reference to the Partnership's Pre-Effective Amendment No. 2 to the Form S-11 (File No. 33-19463) Registration Statement of the Partnership dated May 16, 1988.

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


                                    CARLYLE INCOME PLUS, L.P.-II

                                    BY:   JMB Realty Corporation
                                          (Corporate General Partner)




                                    By:   Gailen J. Hull,
                                          Senior Vice President
                                          Date:  November 11, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                    By:   Gailen J. Hull,
                                          Principal Accounting Officer
                                          Date:   November 11, 1998