Form 10-K405
period 1998-12-31
CARLYLE INCOME PLUS LP II
filed 1999-03-26
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:   Carlyle Income Plus, L.P. - II
      Commission File No. 0-17705
      Form 10-K

Gentlemen:

Transmitted, for the above-mentioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-K for the year ended December 31, 1998.


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

For the fiscal year
ended December 31, 1998         Commission file number 0-17705

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

Documents incorporated by reference:  None


                      TABLE OF CONTENTS

                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .    3

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .    5

Item 4.       Submission of Matters to a
              Vote of Security Holders . . . . . . . . . . . .    5


PART II

Item 5.       Market for the Partnership's Limited
              Partnership Interests and
              Related Security Holder Matters. . . . . . . . .    5

Item 6.       Selected Financial Data. . . . . . . . . . . . .    6

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .   10

Item 7A.      Quantitative and Qualitative Disclosures
              about Market Risk. . . . . . . . . . . . . . . .   14

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .   15

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .   54


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .   54

Item 11.      Executive Compensation . . . . . . . . . . . . .   57

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .   58

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .   59

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .   59


PART IV

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .   62

PART I

ITEM 1.  BUSINESS

      Unless otherwise indicated, all references herein to "Notes" are to Notes to Consolidated Financial Statements contained in this annual report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

      The registrant, Carlyle Income Plus, L.P.-II (the "Partnership") is a limited partnership formed in December 1987 and currently governed by the Revised Uniform Limited Partnership Act of the State of Delaware to invest in income-producing commercial and residential real property. On May 24, 1988, the Partnership commenced an offering to the public of $100,000,000 in Limited Partnership Interests ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 33-19463). A total of 64,264.53 Interests at $1,000 per Interest (fractional interests are due to a Distribution Reinvestment Program) were sold to the public between
May 24, 1988 and June 18, 1990.   The offering closed on April 30, 1990.  No
holder of Interests (hereinafter, a "Limited Partner") has made any
additional capital contribution after such date.   The Limited Partners of
the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

      The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's last remaining real property investment is located in Washington, D.C. and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2038. The Partnership is self-liquidating in nature. Upon the sale of a particular property, the net proceeds, if any, are held for working capital, distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

      The Partnership made real property investments set forth in the following table:

                                                            SALE OR DISPOSITION
                                                             DATE, OR IF OWNED
                                                           AT DECEMBER 31, 1998
NAME, TYPE OF PROPERTY                       DATE OF         ORIGINAL INVESTED
    AND LOCATION                   SIZE     PURCHASE       CAPITAL PERCENTAGE (a)          TYPE OF OWNERSHIP
-------------------------------- -----------------------------------------------         ------------------------
1.  The Landings
    Shopping Center
    Sarasota, Florida. .          94,000     8-16-88             12-30-97                fee ownership of land
                                  sq ft.                                                 and improvements
                                  n.r.a.                                                 (through a joint venture
                                                                                         partnership) (b) (e)

2.  Ashby at McLean
    Apartments
    McLean, Virginia . .        250 units    2-28-90              8-26-96                fee ownership of land
                                                                                         and improvements
                                                                                         (through a joint venture
                                                                                         partnership (b) (e)
3.  1225 Connecticut
    Avenue, N.W.
    Office Building
    Washington, D.C. . .         203,000     5-24-90                49%                  fee ownership of land
                                 sq.ft.                                                  and improvements
                                 g.l.a.                                                  (through a corporation)
                                                                                         (c)(d)

----------

     (a)  The computation of this percentage for the remaining property held at December 31, 1998 does not include amounts invested from sources other than the original net proceeds of the public offering described above and in Item 7.

     (b)  Reference is made to the Notes for a description of the joint venture partnership through which the
          Partnership had made this real property investment.

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

     (e) This property has been sold.  Reference is made to the Notes for a further description    of the sale.
/TABLE

   The Partnership's last remaining real property investment is subject to competition from similar types of properties in the vicinity in which it is located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Corporation which holds the Partnership's last remaining investment property. Approximate occupancy levels for the property are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, the investment property held at December 31, 1998 is adequately insured.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners of the Partnership and their affiliates are set forth in Items 10 and 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owns or owned through joint venture partnerships and a corporation, interests in the properties referred to under Item 1 above to which reference is hereby made for a description of such properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1998 and 1997 for the Partnership's remaining investment property owned during 1998:

                                                                    1997                         1998
                                                           ------------------------        ---------------------
                                                           At     At     At      At     At     At     At
                                Principal Business       3/31   6/30   9/30   12/31   3/31   6/30   9/30   12/31
                                ------------------       ----   ----   ----   -----   ----   ----  -----   -----

1.  1225 Connecticut
     Avenue, N.W. Office
     Building. . . . . . . . . .
     Washington, D.C.. . . . . .  Public                 100%   100%    95%     95%    95%   100%  98.5%   98.5%
                                  Accounting/
                                  Financial Services

----------
     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's last remaining investment property.

/TABLE

ITEM 3.  LEGAL PROCEEDINGS

      The Partnership is not subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during 1997 and 1998.

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

      As of December 31, 1998, there were 6,584 record holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

      Reference is made to Item 6 for a discussion of cash distributions to Limited Partners.

      Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                            CARLYLE INCOME PLUS, L.P. - II
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995 AND 1994
                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                  1998              1997            1996            1995            1994
                             -------------     -------------    -----------     ------------    ------------
Total income . . . . . . .$        102,972           190,289      2,885,863        3,498,456       3,366,928
                              ============      ============   ============     ============    ============
Earnings
 (loss)before gains. . . .
 on sales of investment
 properties  . . . . . . .       1,252,220         2,315,269       (658,715)        636,648       (3,276,416)
Gain on sale of investment
 property, net of
 venture partner's
 share . . . . . . . . . .              --              --        2,524,162              --              --
Partnership's share of
 gain on sale of
 investment property
 by unconsolidated
 venture . . . . . . . . .              --           969,419           --                --              --
                              -------------     -------------  -------------    -------------   -------------
Net earnings (loss). . . .   $   1,252,220         3,284,688      1,865,447          636,648      (3,276,416)
                              =============     ============   ============    =============    =============

Net earnings (loss)
   per Interest (b):
  Earnings
   (loss)before gains
   on sales of
   investment
   properties. . . . . . .   $       16.06             34.22          (9.74)             9.41         (48.43)

Gain on sale of
   investment property,
   net of venture
   partner's share . . . .             --                --           38.88               --              --
Partnership's share of
 gain on sale of
 investment property
 by unconsolidated
 venture . . . . . . . . .             --              14.93            --                --              --
                               ------------      ------------   ------------     ------------      ----------
                             $       16.06             49.15          29.14             9.41          (48.43)
                               ============     ============   ============     ============    ============


Total assets . . . . . . .   $  21,406,362        29,020,192     28,511,534       49,373,424      52,629,847
                               ============     ============   ============     ============    ============
Cash distributions
 per Interest
 (c) . . . . . . . . . . .  $       134.00            40.00          265.00            56.00           32.00
                              ============      ============   ============     ============    ============

-------------

  (a)    The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

  (b)    The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (64,269.53) and the specified profit and loss allocations (as discussed in the Notes) between the
         Limited and General Partners.

  (c)    Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.

/TABLE

SIGNIFICANT PROPERTIES - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1998



Property
--------
1225 Connecticut
Avenue, N.W.
Office Building      a)   The gross leasable area ("GLA"), occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                         GLA              Avg. Base Rent Per
                           December 31,             Occupancy Rate        Square Foot (1)
                           ------------             --------------        ------------------

                           1994. . . . . . . .        100%                      33.49
                           1995. . . . . . . .        100%                      32.98
                           1996. . . . . . . .        100%                      30.84
                           1997. . . . . . . .         95%                      35.34
                           1998. . . . . . . .       98.5%                      33.94

                     (1)   Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                            Base Rent    Scheduled Lease         Lease
          (b)Significant Tenant             Square Feet     Per Annum    Expiration Date         Renewal Option
          -------------------               -----------     ---------    -----------------       --------------
                Ernst & Young                177,242        $5,869,000       6/2007              Yes
                (Accounting Firm)
/TABLE

                     c)      The following sets forth certain information with respect to the expiration of leases for the next ten years at the
                             1225 Connecticut Avenue, N.W. Office Building.


                                               Number of         Approx. Total     Annualized      Percent of
                             Year Ending       Expiring          GLA of            Base Rent       Total 1998
                             December 31,      Leases (1)        Expiring          of Expiring     Base Rent
                                                                 Leases (1)        Leases          Expiring
                             ------------      -------------     -----------       ----------       -----------
                             1999                     --                 --                --            --
                             2000                      2             17,384           649,000           9.4%
                             2001                      1              3,026           115,000           1.7%
                             2002                     --                 --                --            --
                             2003                     --                 --                --            --
                             2004                     --                 --                --            --
                             2005                      1              5,263           233,000           3.4%
                             2006                     --                 --                --            --
                             2007                      9            177,242         5,869,000          85.2%
                             2008                     --                 --                --            --

                     (1)  Excludes leases that expire in 1999 for which renewal leases or leases with replacement tenants have been executed as of March 22, 1999.
/TABLE

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $55,256,000( after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital requirements. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

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

      During 1997 and early 1998, other unaffiliated third parties made unsolicited tender offers to some of the holders of Interests. These offers each sought to purchase up to 4.9% of the Interests in the Partnership at amounts between $304 and $325 per Interest. Certain of these unaffiliated third parties made additional unsolicited tender offers to some of the holders of Interests in May and October, 1998. These offers each sought to purchase up to 4.9% of the Interests in the Partnership at amounts between $150 and $215 per Interest. In early 1999, another unaffiliated third party made an unsolicited tender offer to some of the holders of Interests. This offer sought to purchase up to 4.9% of the Interests in the Partnership at $170 per Interest. All of the above offers have expired except for the offer
made in 1999, which expires March 31, 1999.   The Special Committee
recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 5.74% of the outstanding Interests have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

      At December 31, 1998, the Partnership had cash and cash equivalents of approximately $1,195,000. After receiving its share of the proceeds from the

December 1997 sale of the Landings Shopping Center from the JMB/Landings venture in January 1998, the Partnership distributed approximately $7,327,000 to the Limited Partners ($114 per Interest) in February 1998, which included $69 per Interest from the proceeds of the December 1997 sale of the Landings Shopping Center and $45 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also made a distribution of $152,217 to the General Partners in February 1998, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds. Distributions of approximately $643,000 ($10 per Interest) were made to the Limited Partners in both May 1998 and November 1998 from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also made a distribution of $33,826 to the General Partners in both May 1998 and November 1998, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds. The General Partners are currently deferring their share of any distributions of proceeds from sales, as the subordination requirements of the Partnership Agreement for the retention of sales proceeds by the General partners are currently not
expected to be met.   Remaining funds are available for contributions to its
remaining investment property, distributions to partners and for other working capital requirements. The Partnership's share of currently budgeted tenant improvements and other capital expenditures for its unconsolidated corporation in 1999 is currently budgeted to be approximately $20,000.
Actual amounts expended in 1999 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital (in addition to the cash and cash equivalents noted above) for such items and for both future short-term and long-term liquidity and distributions to the Limited and General Partners is expected to be from net cash generated by the Partnership's remaining investment property and from the sale of such investment. In such regard, reference is made to the Partnership's property specific discussion below. The General Partners do not intend to incur any additional indebtedness secured by a mortgage or otherwise, unless it is determined by the Corporate General Partner that it is in the best interests of the holders of Interests.

ASHBY APARTMENTS

      In August, 1996, the CIP/Ashby joint venture sold the land and related improvements of The Ashby at McLean Apartments. The sale price was $21,400,000 (before selling costs and prorations). Reference is made to the Notes for a further description of the sale.

1225 CONNECTICUT AVENUE

      1225 Investment Corporation incurred approximately $5,300,000 of anticipated tenant improvement costs, lobby renovation and sprinkler system costs related to the lease extension for Ernst & Young, as well as tenant improvement costs for other tenants in 1994 and 1995. Such costs were paid during 1994 and 1995 from the net proceeds of approximately $5,300,000 from the January 1994 refinancing of the existing mortgage loan secured by the property. The property's occupancy was 98.5% at December 31, 1998, up from 95% at December 31, 1997. The remaining vacancy is the result of the vacating of a tenant which occupied approximately 3,000 square feet and whose lease is scheduled to expire in August, 2001. The tenant continues to pay rent on its vacated space. Ernst & Young currently occupies approximately 87% of the property's leasable space.

      The 1225 Investment Corporation began marketing the 1225 Connecticut Ave. office building for sale during the second quarter of 1998.

      In March 1999, the 1225 Investment Corporation executed an agreement with a potential purchaser for the sale of the 1225 Connecticut Avenue,N.W. office building for a sale price of $52,960,000, payable in cash at closing (before selling costs and prorations). The sale of the property is subject to the closing of the transaction including satisfaction of certain closing conditions. There can be no assurance that the final sale agreement will not differ in various respects from the present agreement or that the sale of the property will be consummated on any terms with this purchaser or any other purchaser in the near term. If the sale is consummated under the proposed terms of the agreement, the 1225 Investment Corporation would not recognize any significant gain or loss on sale for financial reporting purposes, primarily as a result of value impairment provisions totaling $7,765,956 recorded by the 1225 Investment Corporation in 1996 and 1998 (of which the Partnership's share was $3,381,297). Additionally, the 1225 Investment Corporation would expect to recognize a loss on sale in 1999 for Federal income tax purposes of approximately $1,900,000 (of which the Partnership's share would be approximately $827,000).


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

      As the Partnership continues to conserve its working capital, all expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its remaining property since the availability of satisfactory outside sources of capital may be limited. In an effort to reduce Partnership operating expenses, the Partnership elected to make semiannual rather than quarterly distributions of available operating cash flow beginning in November 1995. After reviewing the Partnership's remaining property and marketplace in which it operates, the General Partners of the Partnership currently expect to be able to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

      Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining investment property, aggregate distributions from sale proceeds received by the Limited Partners over the entire term of the Partnership are expected to be less than their original investment. Accordingly, as the subordination requirements of the Partnership Agreement for the retention of sales proceeds by the General Partners are not expected to be met, the General Partners are currently deferring their share of distributable sale proceeds.


RESULTS OF OPERATIONS

      Reference is made to the Notes for additional information concerning the Partnership's real estate investments.

      At December 31, 1998, the Partnership owned, through an investment in an unconsolidated corporation, an interest in one operating investment property.

      The decrease in cash and cash equivalents at December 31, 1998 as compared to December 31, 1997 is due primarily to distributions of approximately $7,327,000 ($114 per Interest) made to the holders of Interest in February 1998, which included $69 per Interest from the distributions received in 1998 from JMB/Landings relating to the December 1997 sale of the Landings Shopping Center and $45 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also made a distribution of $152,217 to the General Partners in February 1998, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds. An additional decrease in cash and cash equivalents is due to distributions of approximately $643,000 ($10 per Interest) made to the Limited Partners in both May 1998 and November 1998 from operational cash flow and reserves, including those from offering proceeds. The Partnership also made a distribution of $33,826 to the General Partners in both May 1998 and November 1998, which represented their share of Partnership operational cash flow and reserves, including those offering proceeds. The General Partners are currently deferring their share of any distributions of proceeds from sales, as the subordination requirements of the Partnership Agreement for the retention of sales proceeds by the General Partners are currently not expected to be met. The above decreases in cash and cash equivalents at December 31, 1997 were partly offset by the Partnership's receipt of approximately $1,806,000 of dividends from 1225 Investment Corporation in 1998.

      The decrease in investment in unconsolidated venture, at equity at December 31, 1998 as compared to December 31, 1997 is due primarily to distributions totaling approximately $5,438,000 received by the Partnership from the JMB/Landings venture in 1998, a substantial portion of which represented the Partnership's share of the proceeds from the December 1997 sale of the Landings Shopping Center.

      The decrease in rental income, property operating expenses, depreciation expense and venture partner's share of consolidated venture's operations for the years ended December 31, 1998 and 1997 as compared to the year ended December 31, 1996 is due primarily to the August, 1996 sale of The Ashby at McLean Apartments.

      The decrease in interest income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is due primarily to smaller average outstanding balances in the Partnership's interest-bearing cash and cash equivalents in 1998. The decrease in interest income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due primarily to CIP/Ashby's temporary investment in 1996 of the proceeds of the August 1996 sale of The Ashby at McLean Apartments.

      The provision for value impairment of $241,000 in 1998 is due to the Partnership's reduction of the net carrying value of its investment in its unconsolidated affiliated corporation, 1225 Investment Corporation, as of December 31, 1998.

      The decrease in Partnership's share of operations of unconsolidated affiliated corporation for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is attributable primarily to the Partnership's share ($529,882) of the total provision for value impairment of $1,217,000 recorded by the 1225 Investment Corporation at December 31, 1998. The increase in Partnership's share of operations of unconsolidated affiliated corporation for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is attributable primarily to the Partnership's share ($2,851,415) of the total provision for value impairment of $6,548,956 recorded by the 1225 Investment Corporation at December 31, 1996. An additional increase in Partnership's share of operations of unconsolidated affiliated corporation in 1997 is attributable primarily to the suspension of depreciation, effective January 1, 1997, on the 1225 Connecticut Avenue, N.W. office building, as the property was classified as held for sale as of December 31, 1996, and to the recognition of higher effective rents at the property in 1997.


      The decrease in Partnership's share of operations of unconsolidated venture for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is due primarily to the December 1997 sale of the Landings Shopping Center by the JMB/Landings venture.

      The gain on sale of investment property in 1996 is attributable to the August 1996 sale of The Ashby at McLean Apartments.





INFLATION


      Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on the operations of the Partnership.

      Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by the end of 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial property have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect on operating earnings if the property remains substantially occupied.

YEAR 2000

      The Corporate General Partner has determined that it does not expect that the consequences of the Partnership's Year 2000 issues would have a material effect on the Partnership's business, results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership has identified interest rate changes as a potential market risk. However, as the long-term debt of 1225 Investment Corporation (the unconsolidated affiliated corporation in which the Partnership has an equity investment) bears interest at a fixed rate and is due to mature subsequent to the Partnership's expected liquidation and termination date (on or before December 31, 1999), the Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        CARLYLE INCOME PLUS, L.P. - II
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                                     INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1998 and 1997
Consolidated Statements of Operations, years ended
  December 31, 1998, 1997 and 1996
Consolidated Statements of Partners'
 Capital Accounts (Deficits),
  years ended December 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows, years ended
  December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

SCHEDULES NOT FILED:

      All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          1225 INVESTMENT CORPORATION
                                (A CORPORATION)

                                     INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1998 and 1997
Statements of Operations, years ended December 31,
  1998, 1997 and 1996
Statements of Changes in Shareholders' Equity, years
  ended December 31, 1998, 1997 and 1996
Statements of Cash Flows, years ended December 31,
  1998, 1997 and 1996

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Income Plus, L.P.-II and consolidated venture as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

      As discussed in the Notes to the consolidated financial statements, in 1996 the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.





                                                KPMG LLP






Chicago, Illinois
March 5, 1999

                                            CARLYLE INCOME PLUS, L.P. - II
                                               (A LIMITED  PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                              CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31, 1998 AND 1997

                                                        ASSETS
                                                        ------
                                                                                    1998              1997
                                                                                ------------       -----------
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . $       1,194,778        2,980,988
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . .             4,289           12,906
                                                                                ------------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .         1,199,067        2,993,894
                                                                                ------------       -----------

Investment in unconsolidated affiliated corporation,
  at equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,207,295       20,602,580
Investment in unconsolidated venture,
  at equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --         5,423,718
                                                                                ------------       -----------

                                                                           $      21,406,362       29,020,192
                                                                                ============       ===========

                                            CARLYLE INCOME PLUS, L.P. - II
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE
                                        CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------

                                                                                    1998               1997
                                                                                ------------       -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       5,688            31,761
  Amounts due to affiliates  . . . . . . . . . . . . . . . . . . . . . . .             9,459            17,451
                                                                                ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .            15,147            49,212
                                                                                ------------       -----------

Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .            15,147            49,212
                                                                                ------------       -----------


Partners' capital accounts (deficits):
    General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .            25,000            25,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .           788,432           568,563
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .        (1,261,510)       (1,041,641)
                                                                                ------------       -----------
                                                                                    (448,078)         (448,078)
                                                                                ------------       -----------
    Limited partners (64,269.53 interests):
      Capital contributions, net of offering
        costs and purchase discounts . . . . . . . . . . . . . . . . . . .        55,256,131         55,256,131
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .        13,126,627        12,094,276
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .       (46,543,465)      (37,931,349)
                                                                                ------------       -----------
                                                                                  21,839,293        29,419,058
                                                                                ------------       -----------
          Total partners' capital accounts
            (deficits) . . . . . . . . . . . . . . . . . . . . . . . . . .        21,391,215        28,970,980
                                                                                ------------       -----------
                                                                               $  21,406,362        29,020,192
                                                                                ============       ===========

                             See accompanying notes to consolidated financial statements.
/TABLE

                                            CARLYLE INCOME PLUS, L.P. - II
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                                 1998              1997               1996
                                                             ------------      ------------       ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .    $         --                --           2,377,068
  Interest income. . . . . . . . . . . . . . . . . . . .          102,972           190,289            508,795
                                                             ------------       -----------        -----------
                                                                  102,972           190,289          2,885,863
                                                             ------------       -----------        -----------
Expenses:
  Depreciation . . . . . . . . . . . . . . . . . . . . .               --               --             145,870
  Property operating expenses. . . . . . . . . . . . . .               --               --           1,188,800
  Professional services. . . . . . . . . . . . . . . . .           87,539            91,925            115,616
  General and administrative . . . . . . . . . . . . . .          178,613           194,876            205,938
  Provision for value impairment . . . . . . . . . . . .          241,000               --                 --
                                                             ------------       -----------        -----------

                                                                  507,152           286,801          1,656,224
                                                             ------------       -----------        -----------
                                                                 (404,180)          (96,512)         1,229,639

Partnership's share of operations of uncon-
  solidated affiliated corporation . . . . . . . . . . .        1,651,955         2,078,083         (1,623,860)
Partnership's share of operations of
  unconsolidated venture . . . . . . . . . . . . . . . .            4,445           320,377            153,503
Venture partner's share of consolidated
  venture's operations . . . . . . . . . . . . . . . . .               --            13,321           (417,997)
                                                              ------------       -----------       -----------
       Earnings (loss) before gains on sales of
        investment properties. . . . . . . . . . . . . .         1,252,220         2,315,269          (658,715)
Gain on sale of investment property,
   net of venture partner's share of
   $1,134,043  . . . . . . . . . . . . . . . . . . . . .               --               --           2,524,162
                                                              ------------       -----------      ------------

Partnership's share of gain on sale of
 investment property by unconsolidated
 venture . . . . . . . . . . . . . . . . . . . . . . . .              --           969,419                  --
                                                             ------------       -----------        -----------
  Net earnings (loss). . . . . . . . . . . . . . . . . .    $   1,252,220        3,284,688           1,865,447
                                                             ============       ===========        ===========
  Net earnings (loss) per
   limited partnership interest:
    Earnings (loss) before gains on sales of
     investment properties . . . . . . . . . . . . . . .    $       16.06            34.22              (9.74)
    Net gain on sale of investment
     property. . . . . . . . . . . . . . . . . . . . . .              --               --               38.88
    Partnership's share of gain on sale
     of investment property by unconsolidated
     venture . . . . . . . . . . . . . . . . . . . . . .              --             14.93                 --
                                                              -----------        ----------       ------------
                                                             $      16.06            49.15              29.14
                                                              ===========        ==========       ============

                             See accompanying notes to consolidated financial statements.
/TABLE

                                             CARLYLE INCOME PLUS, L.P. - II
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                      YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             GENERAL PARTNERS                 LIMITED PARTNERS (64,269.53 INTERESTS)
             ---------------------------------------------    --------------------------------------
                                                                      CONTRI-
                                                                      BUTIONS,
                             NET                                      NET OF        NET
                CONTRI-    EARNINGS        CASH                      OFFERING     EARNINGS      CASH
                BUTIONS     (LOSS)     DISTRIBUTIONS    TOTAL         COSTS        (LOSS)   DISTRIBUTIONS      TOTAL
                -------   ----------   ------------- -----------   -----------   ---------- -------------   -----------


Balance
 (deficit) at
 December 31,
 1995. . . . . .$  25,000 450,800    (771,032)    (295,232)      55,256,131    7,061,904   (18,329,144)      43,988,891
Net earnings
 (loss). . . . .  --      (7,694)          --       (7,694)           --       1,873,141             --       1,873,141
Cash
distri-
butions
($265.00 per
limited
partnership
interest). . .    --        --      (135,304)     (135,304)         --            --       (17,031,424)    (17,031,424)
               ------    -------    ---------     ---------      --------      --------    ------------    ------------

Balance
 (deficit) at
December 31,
1996 . . . . . 25,000     443,106   (906,336)     (438,230)    55,256,131     8,935,045    (35,360,568)      28,830,608
Net earnings
(loss) . . . .    --      125,457         --       125,457          --        3,159,231          --           3,159,231
Cash dis-
tributions
($40.00 per
limited
partnership
interest). . .   --          --     (135,305)     (135,305)         --            --        (2,570,781)     (2,570,781)
             --------   ---------    --------     ---------    ----------    ----------     -----------     -----------

Balance (deficit)
at December
31, 1997 . . .$25,000    568,563  (1,041,641)     (448,078)   55,256,131     12,094,276    (37,931,349)      29,419,058
Net earnings
 (loss). . . .   --      219,869         --        219,869           --       1,032,351            --         1,032,351
Cash dis-
 tributions
($134.00 per
limited
partnership
interest). . .   --          --     (219,869)     (219,869)           --            --      (8,612,116)     (8,612,116)
              -------   ---------   ---------     ---------   -----------    ----------     -----------     -----------
Balance (deficit)
 at December
31, 1998 . . .$ 25,000    788,432 (1,261,510)     (448,078)    55,256,131    13,126,627    (46,543,465)      21,839,293
              =======   =========   ========      =========   ===========    ==========    ============    ============






                              See accompanying notes to consolidated financial statements.
/TABLE



                                             CARLYLE INCOME PLUS, L.P. - II
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 1998                1997             1996
                                                              -----------        -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .   $    1,252,220        3,284,688           1,865,447
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . .              --                 --            145,870
    Provision for value impairment . . . . . . . . . . .          241,000                --                --
    Total gain on sale of investment
     property  . . . . . . . . . . . . . . . . . . . . .              --                 --         (3,658,205)
    Partnership's share of operations of
      unconsolidated corporation,
      net of dividends . . . . . . . . . . . . . . . . .       (1,651,955)        (2,078,083)        1,623,860
    Partnership's share of operations of
      unconsolidated venture, net of
      distributions. . . . . . . . . . . . . . . . . . .           (4,445)          (320,377)         (153,503)
    Venture partner's share of consolidated
      venture's operations and gain on sale. . . . . . .              --             (13,321)        1,552,040
    Partnership's share of gain on sale
     of investment property by unconsolidated
     venture . . . . . . . . . . . . . . . . . . . . . .              --            (969,419)              --

  Changes in:
    Interest, rents and other receivables. . . . . . . .            8,617             12,442            41,248
    Accounts payable . . . . . . . . . . . . . . . . . .          (26,073)           (40,097)           49,919
    Amounts due to affiliates. . . . . . . . . . . . . .           (7,992)            12,063           (21,299)
    Tenant security deposits . . . . . . . . . . . . . .               --                --           (107,369)
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .         (188,628)          (112,104)       1,338,008
                                                              -----------        -----------       -----------
Cash flows from investing activities:

                                         CARLYLE INCOME PLUS, L.P. - II
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                  1998               1997             1996
                                                              -----------        -----------       -----------
  Additions to investment property . . . . . . . . . . .               --                --            (48,234)
  Partnership's dividends from
    unconsolidated affiliated corporation. . . . . . . .        1,806,240          1,893,840         2,242,055
  Partnership's distributions from
    unconsolidated venture . . . . . . . . . . . . . . .        5,428,163                --                --
  Cash proceeds from sale of investment
   property, net of selling expenses . . . . . . . . . .               --                --         20,996,011
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .        7,234,403          1,893,840        23,189,832
                                                               -----------       -----------       -----------
Cash flows from financing activities:
  Distributions to venture partner . . . . . . . . . . .               --            (28,589)       (7,033,900)
  Distributions to limited partners. . . . . . . . . . .       (8,612,116)        (2,570,781)      (17,031,424)
  Distributions to general partners. . . . . . . . . . .         (219,869)          (135,305)         (135,304)
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .       (8,831,985)        (2,734,675)      (24,200,628)
                                                              -----------        -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . .       (1,786,210)          (952,939)          327,212
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .        2,980,988          3,933,927         3,606,715
                                                              -----------        -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .     $  1,194,778          2,980,988         3,933,927
                                                              ===========        ===========       ===========
Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and other interest. . . . . . .   $                            --                 --
                                                                       --
                                                              ===========        ===========       ===========
  Non-cash investing and financing activities. . . . . .   $           --                --              --
                                                              ===========        ===========       ===========

                              See accompanying notes to consolidated financial statements.
/TABLE

                      CARLYLE INCOME PLUS, L.P. - II
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


OPERATIONS AND BASIS OF ACCOUNTING

     General

      At December 31, 1998, the Partnership holds, through a corporation, an equity investment in an office building. Business activities consist of rentals to commercial companies, and the ultimate sale or disposition of such real estate. The General Partners of the Partnership currently expect to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

      The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, CIP/Ashby Partners
("CIP/Ashby"), whose property was sold in August 1996.   The effect of all
transactions between the Partnership and the consolidated venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in JMB/Landings Associates ("JMB/Landings"), whose property was sold December 1997, and 1225 Investment Corporation ("1225 Connecticut Avenue, N.W."). Accordingly, the accompanying consolidated financial statements do not include the accounts of JMB/Landings or 1225 Connecticut Avenue, N.W.

      The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1998 and 1997 is summarized as follows:

                                                    1998                                        1997
                                          -------------------------------       ------------------------------
                                                               TAX BASIS                             TAX BASIS
                                            GAAP BASIS        (Unaudited)         GAAP BASIS        (Unaudited)
                                           ------------       -----------      ------------        -----------


Total assets . . . . . . . . . . . . .  $    21,406,362        31,954,945        29,020,192          39,235,019
Partners' capital
 accounts (deficit):
  General Partners . . . . . . . . . .         (448,078)         (647,647)         (448,078)          (506,679)
  Limited Partners . . . . . . . . . .       21,839,293        32,596,907        29,419,058         39,709,940
Net earnings (loss):
  General Partners . . . . . . . . . .          219,869            78,901           125,457             76,548
  Limited Partners . . . . . . . . . .        1,032,351         1,499,083         3,159,231            875,390
Net earnings (loss)
 per limited partnership
 interest. . . . . . . . . . . . . . .            16.06             23.32             49.15              13.62
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

      Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions or dividends from unconsolidated investments are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,119,778_and 2,966,544 at December 31, 1998 and 1997, respectively)
as cash equivalents, which includes investments in an institutional mutual fund which holds United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

      No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

INVESTMENT PROPERTIES

      The Partnership has acquired, either by purchase of stock or through joint ventures, interests in an apartment building, a shopping center and an office building. At December 31, 1998, the apartment building and the shopping center have been sold and the office building property is in operation. Under certain circumstances, the Partnership may have been required to make cash contributions to the ventures either pursuant to the venture agreements or due to the Partnership's obligations as a general partner. The cost of the investment properties represented the total cost to the Partnership plus certain acquisition costs.

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

       The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership and its unconsolidated affiliated corporation have committed to such a plan for its remaining real estate investment, 1225 Connecticut Avenue, N.W. office building. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any significant effect on the Partnership's financial position, results of operations or liquidity.

       The accompanying consolidated financial statements include 1,656,400, $2,398,460 and $(1,470,357) respectively, of the Partnership's share of total operations of $3,803,422, $5,413,567 and $(3,422,578) for the years ended December 31, 1998, 1997 and 1996 of unconsolidated properties held for sale as of December 31, 1998 or sold during the years ended December 31, 1998, 1997 and 1996.

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

     JMB/Landings

       In August 1988, the Partnership, through JMB/Landings Associates, a joint venture partnership with Carlyle Income Plus, Ltd. ("CIP-I"), another partnership sponsored by the General Partners of the Partnership, acquired a 50% interest in The Landings Shopping Center, located in Sarasota, Florida.

       JMB/Landings purchased the shopping center for a purchase price of $13,100,000 which was paid in cash at closing. The Partnership contributed one-half of such amount ($6,550,000) to JMB/Landings for its 50% interest. As certain specified minimum occupancy and income levels were not achieved, the purchase price was reduced by approximately $532,000 in 1990.

       The terms of the JMB/Landings partnership agreement provided generally that annual cash flow, sale proceeds and tax items were to be distributed or allocated based on the capital contributions made by each partner.
Distributions and allocations to date have been made 50% to the Partnership.



   As of December 31, 1996, JMB/Landings had committed to a plan to sell the property and therefore the property was classified by the JMB/Landings venture as held for sale and was not subject to continued depreciation as of that date.

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

       In connection with the sale of this property, as is customary in such transactions, JMB/Landings agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to JMB/Landings, as scheduled in late June, 1998. The remaining funds of the JMB/Landings venture were distributed to the venture partners in late June, 1998.

       An affiliate of the General Partners of the Partnership managed the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the years ended December 31, 1997 and 1996 were $41,809 and $43,866, respectively.

       CIP/Ashby

       In February 1990, the Partnership, through CIP/Ashby, a joint venture partnership with CIP-I, acquired a 69% interest in The Ashby at McLean Apartments ("The Ashby"), an apartment building located in McLean, Virginia. The Ashby had 250 units, commercial space and related parking facilities. CIP/Ashby's total cash investment in The Ashby was approximately $28,705,000, of which the Partnership's share was approximately $19,806,000.

       The terms of the CIP/Ashby partnership agreement provided generally that annual cash flow, sale proceeds and tax items were to be distributed or allocated based on the capital contributions made by each partner. Distributions and allocations were made 69% to the Partnership. The CIP/Ashby venture was liquidated in 1997.

       As CIP/Ashby had committed to a plan to sell the property, the property was classified as held for sale as of April 1, 1996 and, therefore, was not subject to continued depreciation as of that date. The result of operations of the property included in the accompanying consolidated financial statements was $930,380 for the year ended December 31, 1996.

       In August 1996, CIP/Ashby sold The Ashby property for a sale price of $21,400,000, which was paid in cash at closing (net of selling costs and prorations). CIP/Ashby recognized a gain on sale of $3,658,205 for financial reporting purposes (of which the Partnership's share was $2,524,162), primarily as a result of a $7,572,479 provision for value impairment recorded by CIP/Ashby in 1994 (of which the Partnership's share was $5,225,011), and recognized a loss of approximately $3,549,000 for Federal income tax reporting purposes in 1996 (of which the Partnership's share was approximately $2,449,000).


       In connection with the sale of this property, as is customary in such transactions, CIP/Ashby agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to CIP/Ashby, as scheduled in late August, 1997.

       1225 Connecticut Avenue, N.W.

       In May 1990, the Partnership acquired approximately 44% of the common stock of a newly formed Delaware corporation (1225 Investment Corporation), owned jointly with affiliates of the General Partners. The 1225 Investment Corporation acquired an office building located in Washington, D.C., known as 1225 Connecticut Avenue, N.W. The eight-story office building has 202,915 rentable square feet and three levels of subsurface parking.

       The 1225 Investment Corporation purchased 1225 Connecticut Avenue, N.W. office building for a purchase price of approximately $54,125,000, including the assumption of existing indebtedness of $2,700,000. The purchase price reflected a credit of $600,000, which was intended to allow the 1225 Investment Corporation to pay certain future expenses related to the removal of asbestos from the property, of which approximately $78,000 had been spent. Additionally, the 1225 Investment Corporation established reserves in the amount of approximately $532,000 and $1,000,000 for working capital and for certain possible capital improvements to the property, respectively. The Partnership contributed $24,000,000 for its approximate 44% interest in the stock of the 1225 Investment Corporation. The 1225 Investment Corporation has qualified as a real estate investment trust ("REIT") pursuant to sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Partnership is expected to be distributed approximately 44% of the 1225 Investment Corporation's dividends. Such dividends distributed from operations will constitute taxable income to the Partnership.

       In January 1994, the 1225 Investment Corporation refinanced the existing mortgage loan secured by the property. The existing loan had an outstanding balance of $1,667,247 at the time of refinancing and would have matured in March 1998. The refinanced mortgage loan is in the amount of $7,000,000 and requires monthly payments of interest only, at an annual interest rate of 6.98%, for a period of 7 years. The loan matures February 1, 2001. The 1225 Investment Corporation used the approximately $5,300,000 of loan refinancing proceeds to partially fund tenant improvement costs, as required by certain tenant leases, at the property.

       As the 1225 Investment Corporation has committed to a plan to sell the property, the property was classified by the 1225 Investment Corporation as held for sale as of December 31, 1996 and, therefore, is not subject to continued depreciation as of that date.

       In response to the uncertainty relating to the 1225 Investment Corporation's ability to recover the net carrying value of the 1225 Connecticut Avenue, N.W. office building through future operations and sale, the 1225 Investment Corporation, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment in 1996 in the amount of $6,548,956 (of which the Partnership's share was $2,851,415). Such provision was applied $3,118,602 to buildings and improvements, $3,295,006 to accrued rents receivable and $135,348 to deferred expenses to reduce the net carrying value of the investment property to its then estimated fair value based upon an independent appraisal received for the property as of December 31, 1996. An additional provision for value impairment of $1,217,000 (of which the Partnership's share was $529,882) was recorded at December 31, 1998 to reflect the current estimated fair value, less costs to sell, of the property.

       In response to the uncertainty relating to the Partnership's ability to recover the net carrying value of its investment in its unconsolidated affiliated corporation, 1225 Investment Corporation, through future operations and sale during the estimated holding period, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of $241,000 as of December 31, 1998. Such provision was recorded to reduce the net carrying value of the investment to its estimated fair value.

       A former affiliate of the General Partners manages the property for a fee equal to 2.5% of the property's operating gross receipts.

       The property's occupancy was 98.5% at December 31, 1998, up from 95% at December 31, 1997. The remaining vacancy is the result of the vacating of a tenant which occupied approximately 3,000 square feet and whose lease is scheduled to expire in August, 2001. The tenant continues to pay rent on its
vacated space.    Ernst & Young currently occupies approximately 87% of the
property's leasable space.

       The 1225 Investment Corporation began marketing the 1225 Connecticut Avenue office building for sale during the second quarter of 1998.

       In March 1999, the 1225 Investment Corporation executed an agreement with a potential purchaser for the sale of the 1225 Connecticut Avenue,N.W. office building for a sale price of $52,960,000, payable in cash at closing (before selling costs and prorations). The sale of the property is subject to the closing of the transaction including satisfaction of certain closing conditions. There can be no assurance that the final sale agreement will not differ in various respects from the present agreement or that the sale of the property will be consummated on any terms with this purchaser or any other purchaser in the near term. If the sale is consummated under the proposed terms of the agreement, the 1225 Investment Corporation would not recognize any significant gain or loss on sale for financial reporting purposes, primarily as a result of value impairment provisions totaling $7,765,956 recorded by the 1225 Investment Corporation in 1996 and 1998 (of which the Partnership's share was $3,381,297). Additionally, the 1225 Investment Corporation would expect to recognize a loss on sale in 1999 for Federal income tax purposes of approximately $1,900,000 (of which the Partnership's share would be approximately $827,000).


PARTNERSHIP AGREEMENT

       Pursuant to the terms of the Partnership Agreement, profits and losses of the Partnership from operations are generally allocated first to the General Partners in an amount equal to the greater of the General Partners' share of "Disbursable Cash" (as described below) or 1%. Profits from the sale or other disposition of investment properties are generally allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions of the proceeds of any such sale or other disposition (as described below) or 1% of the total profits from any such sale or other disposition, plus an amount which will reduce deficits (if any) in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale or other disposition of investment properties are to be allocated 1% to the General Partners.

       The General Partners have made capital contributions of $25,000. Except as required upon dissolution or liquidation of the Partnership or the General Partners' interests in the Partnership, the General Partners are not required to make any additional capital contributions. "Disbursable Cash" of the Partnership is to be distributed 93% to the holders of Interests and 7% to the General Partners; provided, however, that receipt by the General Partners of two of such seven percentage points of disbursable cash otherwise distributable to them in any fiscal year will be subject to receipt by the holders of Interests of a 6% return for such year on their "Average Adjusted Capital Contribution" on a noncumulative basis. Distributions of "Sale Proceeds" are to be initially allocated 99% to the holders of Interests and 1% to the General Partners. However, upon the completion of the liquidation of the Partnership and final distribution of all Partnership funds, all previous distributions of sale proceeds to the General Partners are to be repaid to the Partnership to the extent that the holders of Interests have not received sale proceeds equal to their initial capital investment plus a 6% return thereon (as defined). After receipt by the holders of Interests of such preferred return, further distributions of sale proceeds are to be allocated to the General Partners until the General Partners have received distributions in an amount equal to 3% of the aggregate selling prices of all properties sold, with the remaining balance to be distributed 85% to the holders of Interests and 15% to the General Partners; provided, however, that such 3% and 15% of sale proceeds distributable to the General Partners are subordinate to the holders of Interests' receipt of a 9% return on their investment. Since the holders of Interests are not expected to receive an amount equal to their initial contributed capital from the aggregate sale proceeds of all of the Partnership's investment properties, the General Partners are deferring their share of all distributions of proceeds from sales at this time.


TRANSACTIONS WITH AFFILIATES

       All of the Partnership's properties were managed by an affiliate of the General Partners or a former affiliate of the General Partners for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets was acting as the property manager of The Ashby at McLean Apartments prior to its sale in August 1996 and is acting as the property manager of 1225 Connecticut Ave. N.W. after the assignment on the same terms that existed prior to the assignment.

       The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1998 and for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                                                    UNPAID AT
                                                                                                   DECEMBER 31,
                                                    1998            1997             1996             1998
                                                  --------        --------         --------      --------------

Insurance commissions. . . . . . . . . . .      $    3,255           3,575            4,071                --
Reimbursement (at cost) for
 accounting services . . . . . . . . . . .          21,344          16,910            5,139             1,562
Reimbursement (at cost) for
 portfolio management services . . . . . .          14,510          17,387           13,311             3,735
Reimbursement (at cost) for
 legal services. . . . . . . . . . . . . .           3,621           3,322            2,392               564
Reimbursement (at cost) for
 administrative charges and
 other out-of-pocket-expenses  . . . . . .           3,598           3,507              787             3,598
                                                  --------        --------         --------            ------

                                                 $  46,328          44,701           25,700             9,459
                                                  ========        ========         ========            ======

________


/TABLE

      All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.


INVESTMENT IN UNCONSOLIDATED VENTURE

      Summary financial information for JMB/Landings (which sold its investment property in December 1997) as of and for six months ended June 30, 1998 (the date of dissolution of the JMB/Landings venture) and for the year ended December 31, 1997 is as follows:


                                                      1998           1997
                                                 -----------     -----------

Current assets . . . . . . . . . . . . . . .   $         --       10,863,026
Current liabilities. . . . . . . . . . . . .             --          (14,369)
                                                  ----------     -----------
          Working capital. . . . . . . . . .             --       10,848,657

Venture partner's equity . . . . . . . . . .             --       (5,424,939)
                                                  ----------     -----------

          Partnership's capital. . . . . . .   $         --        5,423,718
                                                  ==========     ===========

Represented by:
  Invested capital . . . . . . . . . . . . .   $          --       6,704,617
  Cumulative distributions . . . . . . . . .              --      (2,729,801)
  Cumulative earnings. . . . . . . . . . . .              --       1,448,902
                                                  ----------     -----------
                                                          --       5,423,718
                                                  ==========     ===========

Total income . . . . . . . . . . . . . . . .   $      18,812         960,184
                                                  ==========     ===========

Expenses applicable to
 earnings. . . . . . . . . . . . . . . . . .   $       9,498         319,430
                                                  ==========     ===========
Earnings (loss). . . . . . . . . . . . . . .   $       9,314         640,754
                                                  ==========      ==========
Partnership's share of earnings (loss) . . .   $       4,445         320,377
                                                  ==========     ===========

Gain on sale of property . . . . . . . . . .   $         --        1,938,838
                                                  ==========      ==========
Partnership's share of gain on sale
 of property . . . . . . . . . . . . . . . .   $         --          969,419
                                                  ==========     ===========

   The total income, expenses applicable to operating earnings and net earnings for the above venture for the year ended December 31, 1996 were $1,038,681, $731,676 and $307,005, respectively.

INVESTMENT IN UNCONSOLIDATED AFFILIATED CORPORATION

     Summary financial information for the 1225 Investment Corporation as of and for the years ended December 31, 1998 and 1997 are as follows:

                                                   1998              1997
                                                -----------      -----------

Current assets . . . . . . . . . . . . . . .   $  1,863,862        1,519,242
Current liabilities. . . . . . . . . . . . .       (341,903)        (312,984)
                                                -----------      -----------

          Working capital. . . . . . . . . .      1,521,959        1,206,258

Property held for sale or
 disposition . . . . . . . . . . . . . . . .     51,854,000       52,508,031
Other assets . . . . . . . . . . . . . . . .         34,295           51,442
Long-term debt . . . . . . . . . . . . . . .     (7,000,000)      (7,000,000)
Other liabilities. . . . . . . . . . . . . .            --              (652)
Affiliated shareholders' equity  . . . . . .    (25,961,959)     (26,162,499)
Provision for value impairment . . . . . . .       (241,000)             --
                                                -----------      -----------
          Partnership's equity in
            unconsolidated affiliated
             corporation . . . . . . . . . .   $ 20,207,295       20,602,580
                                                ===========      ===========
Represented by:
  Stock purchase and additional
   paid-in-capital . . . . . . . . . . . .    $  24,429,164       24,429,164
  Cumulative dividends . . . . . . . . . . .    (14,027,030)     (12,220,790)
  Cumulative earnings. . . . . . . . . . . .     10,046,161        8,394,206
  Provision for value impairment . . . . . .       (241,000)              --
                                                -----------      -----------
                                              $  20,207,295       20,602,580
                                                ===========      ===========
Total income . . . . . . . . . . . . . . . .  $   8,101,051        7,878,414
                                                ===========      ===========
Expenses applicable
 to operating earnings
 (including a $1,217,000 provision
  for value impairment in 1998). . . . . .    $   4,306,943        3,105,601
                                                ===========      ===========
Earnings (loss). . . . . . . . . . . . . . .  $   3,794,108        4,772,813
                                                ===========      ===========
Partnership's share of earnings (loss) . . .  $   1,651,955        2,078,083
                                                ===========      ===========

      The total income, expenses applicable to operating earnings and net earnings (loss) for the above corporation for the year ended December 31, 1996 were $7,341,297, $11,070,880 (including a $6,548,956 provision for value impairment) and $(3,729,583), respectively.






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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1225 Investment Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in the Notes to the financial statements, in 1996 the Corporation changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.

                                            KPMG LLP






Chicago, Illinois
March 5, 1999

                                              1225 INVESTMENT CORPORATION
                                                    (A CORPORATION)

                                                    BALANCE SHEETS

                                              DECEMBER 31, 1998 AND 1997

                                                        ASSETS
                                                        ------
                                                                                     1998             1997
                                                                                ------------       -----------
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .   $     1,758,120         1,496,953
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .            75,093             5,754
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .            30,649            16,535
                                                                                ------------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .         1,863,862         1,519,242

Property held for sale or disposition. . . . . . . . . . . . . . . . . . .        51,854,000        52,508,031

Deferred costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            34,295            51,442
                                                                                ------------       -----------

                                                                             $    53,752,157        54,078,715
                                                                                ============        ===========


                                             1225 INVESTMENT CORPORATION
                                                    (A CORPORATION)

                                              BALANCE SHEETS - CONTINUED



                                         LIABILITIES AND SHAREHOLDERS' EQUITY
                                         ------------------------------------
                                                                                    1998               1997
                                                                                ------------       -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .$           89,613            65,764
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .           211,573           206,503
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . .            40,717            40,717
                                                                                ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .           341,903           312,984

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .                --               652
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,000,000         7,000,000
                                                                                ------------       -----------

Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .         7,341,903         7,313,636

Shareholders' equity:
  Common stock, $1 par value per share
    100,000 shares authorized; 55,128 shares issued and
    outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            55,128            55,128
  Additional paid-in-capital . . . . . . . . . . . . . . . . . . . . . . .        55,503,444        55,503,444
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (32,216,751)      (28,067,818)
  Accumulated earnings . . . . . . . . . . . . . . . . . . . . . . . . . .        23,068,433        19,274,325
                                                                                ------------       -----------
          Total shareholders' equity . . . . . . . . . . . . . . . . . . .        46,410,254        46,765,079
                                                                                ------------       -----------
                                                                           $      53,752,157        54,078,715
                                                                                ============       ===========


                                    See accompanying notes to financial statements.
/TABLE

                                              1225 INVESTMENT CORPORATION
                                                    (A CORPORATION)

                                               STATEMENTS OF OPERATIONS

                                     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                  1998               1997              1996
                                                              -----------        ----------         ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . $      8,019,745         7,801,276          7,260,819
  Interest income. . . . . . . . . . . . . . . . . . . .           81,306            77,138             80,478
                                                              -----------        ----------         ----------
                                                                8,101,051         7,878,414          7,341,297
                                                              -----------        ----------         ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .          488,600           488,600            488,600
  Depreciation . . . . . . . . . . . . . . . . . . . . .               --               --           1,281,412
  Property operating expenses. . . . . . . . . . . . . .        2,357,144         2,385,689          2,471,625
  Amortization of deferred costs . . . . . . . . . . . .           17,147            17,148             43,534
  General and administrative . . . . . . . . . . . . . .          227,052           214,164            236,753
  Provision for value impairment . . . . . . . . . . . .        1,217,000               --           6,548,956
                                                              -----------        ----------         ----------
                                                                4,306,943         3,105,601         11,070,880
                                                              -----------        ----------         ----------

          Net earnings (loss). . . . . . . . . . . . . .     $  3,794,108         4,772,813         (3,729,583)
                                                              ===========        ==========         ==========






                                    See accompanying notes to financial statements.
/TABLE

                                               1225 INVESTMENT CORPORATION
                                                     (A CORPORATION)

                                      STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                      YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                 AFFILIATED SHAREHOLDERS
                                 -----------------------------------------------------------------
                                                                          NET
                                                   NET CAPITAL         EARNINGS         DIVIDENDS
                                                     INVESTED           (LOSS)            PAID               TOTAL
                                                  -------------       ----------       -----------        -----------
Balance at December 31, 1995 . . . . . . . .     $  31,129,408        10,291,112       (10,482,781)        30,937,739

Net earnings (loss). . . . . . . . . . . . .             --           (2,105,723)            --            (2,105,723)
Dividends paid . . . . . . . . . . . . . . .             --                 --          (2,907,937)        (2,907,937)
                                                    -----------       -----------       -----------        -----------
Balance at December 31, 1996 . . . . . . . .        31,129,408         8,185,389       (13,390,718)        25,924,079
Net earnings (loss). . . . . . . . . . . . .             --            2,694,730             --             2,694,730
Dividends paid . . . . . . . . . . . . . . .             --                 --          (2,456,310)        (2,456,310)
                                                    -----------       -----------      ------------        -----------
Balance at December 31, 1997 . . . . . . . .        31,129,408        10,880,119       (15,847,028)        26,162,499
Net earnings (loss). . . . . . . . . . . . .             --            2,142,153                --          2,142,153
Dividends paid . . . . . . . . . . . . . . .             --                 --          (2,342,693)        (2,342,693)
                                                    -----------       -----------       -----------        -----------
Balance at December 31, 1998 . . . . . . . .     $  31,129,408        13,022,272       (18,189,721)        25,961,959
                                                    ===========       ===========      ============        ===========

/TABLE

                                               1225 INVESTMENT CORPORATION
                                                     (A CORPORATION)

                                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED




                                                       CARLYLE INCOME PLUS, L.P. - II
                                     --------------------------------------------------------------
                                                           NET
                                    NET CAPITAL         EARNINGS         DIVIDENDS                           GRAND
                                     INVESTED            (LOSS)             PAID           TOTAL             TOTAL
                                   -------------      ----------        ----------      -----------       -----------

Balance at December 31,
  1995 . . . . . . . . . . . .  $    24,429,164        7,939,983        (8,084,895)      24,284,252        55,221,991

Net earnings (loss)  . . . . .            --          (1,623,860)            --          (1,623,860)       (3,729,583)
Dividends paid . . . . . . . .            --               --           (2,242,055)      (2,242,055)       (5,149,992)
                                   -------------      -----------       -----------      -----------      ------------
Balance at December 31,
1996 . . . . . . . . . . . . .       24,429,164        6,316,123       (10,326,950)      20,418,337        46,342,416
Net earnings (loss). . . . . .            --           2,078,083             --           2,078,083         4,772,813
Dividends paid . . . . . . . .            --                --          (1,893,840)      (1,893,840)       (4,350,150)
                                    ------------      -----------       -----------      -----------      ------------
Balance at December 31,
1997 . . . . . . . . . . . . .       24,429,164        8,394,206       (12,220,790)      20,602,580        46,765,079
Net earnings (loss). . . . . .            --           1,651,955              --          1,651,955         3,794,108
Dividends paid . . . . . . . .            --                 --         (1,806,240)      (1,806,240)       (4,148,933)
                                    ------------      -----------       -----------      -----------       -----------

Balance at December 31 1998. .  $    24,429,164        10,046,161      (14,027,030)      20,448,295        46,410,254
                                   ============       ==========       ===========      ===========       ===========

                                     See accompanying notes to financial statements.
/TABLE

                                              1225 INVESTMENT CORPORATION
                                                    (A CORPORATION)

                                               STATEMENTS OF CASH FLOWS

                                     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                                  1998              1997               1996
                                                              -----------        -----------       -----------
Cash flows from operating activities:
Net earnings (loss). . . . . . . . . . . . . . . . . . .    $   3,794,108          4,772,813        (3,729,583)
Items not requiring (providing) cash:
  Depreciation . . . . . . . . . . . . . . . . . . . . .               --               --           1,281,412
  Amortization of deferred costs . . . . . . . . . . . .           17,147             17,148            43,534
  Provision for value impairment . . . . . . . . . . . .        1,217,000               --           6,548,956
  Changes in:
    Rents and other receivables. . . . . . . . . . . . .          (69,339)            86,183           (72,809)
    Prepaid expenses . . . . . . . . . . . . . . . . . .          (14,114)               370            30,001
    Accrued rents receivable . . . . . . . . . . . . . .               --               --             312,505
    Accounts payable . . . . . . . . . . . . . . . . . .           23,849            (17,671)           43,780
    Accrued real estate taxes. . . . . . . . . . . . . .            5,070               --             (41,801)
    Tenant security deposits . . . . . . . . . . . . . .             (652)           (14,825)             (687)
                                                              -----------        -----------       -----------
         Net cash provided by (used in)                         4,973,069          4,844,018         4,415,308
          operating activities . . . . . . . . . . . . .      -----------        -----------       -----------

Cash flows from investing activities:
  Additions to investment property . . . . . . . . . . .         (562,969)          (508,031)          (71,527)
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .         (562,969)          (508,031)          (71,527)
                                                              -----------        -----------       -----------

                                              1225 INVESTMENT CORPORATION
                                                    (A CORPORATION)

                                         STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  1998              1997              1996
                                                              -----------        -----------       -----------


Cash flows from financing activities:
  Cash dividends paid to shareholders. . . . . . . . . .       (4,148,933)        (4,350,150)       (5,149,992)
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .       (4,148,933)        (4,350,150)       (5,149,992)
                                                              -----------        -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . .          261,167            (14,163)         (806,211)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .        1,496,953          1,511,116         2,317,327
                                                              -----------        -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .     $  1,758,120          1,496,953         1,511,116
                                                              ===========        ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . .     $    488,600            488,600           488,600
                                                              ===========        ===========       ===========
  Non-cash investing and financing activities. . . . . .     $         --              --                --

                                                              ===========        ===========       ===========








                                    See accompanying notes to financial statements.
/TABLE

                          1225 INVESTMENT CORPORATION
                                (A CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



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

      The Corporation's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Corporation's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Corporation. The effect of these items for the years ended December 31, 1998 and 1997 is summarized as follows:

                                                           1998                                  1997
                                            -----------------------------       ------------------------------
                                                               TAX BASIS                            TAX BASIS
                                            GAAP BASIS        (Unaudited)       GAAP BASIS        (Unaudited)
                                           ------------       -----------      ------------        -----------

Total assets . . . . . . . . . . . . .   $   53,752,157        65,467,356        54,078,715         64,559,766
Shareholders' equity . . . . . . . . .       46,410,254        58,125,451        46,765,079         57,246,130
Net earnings (loss). . . . . . . . . .        3,794,108         3,797,451         4,772,813          3,559,430
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

      Statement of Financial Accounting Standards No. 95 requires the Corporation to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated
according to the classifications specified in the pronouncement.   In
addition, the Corporation records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Corporation's policy is to consider all such amounts held with original maturities of three months or less (none at December 31, 1998 and 1997) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

      Depreciation on buildings and improvements was (through December 31, 1996) provided over the estimated useful lives of the assets (30 years) using the straight-line method.

      Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and were depreciated over their estimated useful lives.

      The Corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Corporation record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Corporation's policy is to consider the property to be held for sale or disposition when the Corporation has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term. The Corporation has committed to such a plan for its real estate investment, the 1225 Connecticut Avenue, N.W. office building. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Adjustments for impairment loss for such a property (subsequent to a date of adoption of SFAS 121) are made in each period as necessary to report the property at the lower of carrying value or fair value less costs to sell. There can be no assurance that any estimated fair value of the property would ultimately be realized by the Corporation in any future sale or disposition transaction.


     Deferred costs consist of commitment fees incurred in connection with the refinancing of the property and lease commissions incurred. Deferred loan fees and lease commissions are amortized over the terms of the related debt agreement and leases using the straight-line method.

      The Corporation has qualified as a real estate investment trust ("REIT") pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986 (as amended) and intends to distribute at least 95% of its taxable income annually to its shareholders. Since the Corporation has qualified as a REIT, the Corporation, in general, will not be subject to Federal corporate income tax or the District of Columbia corporate franchise tax (except for the District of Columbia corporate franchise minimum tax of $100) on its regular taxable income and will not be taxed on long-term capital gain income to the extent its income is distributed as dividends. Accordingly, no provision for income taxes has been made in the accompanying financial statements. Tax-exempt shareholders generally will not be required to pay any Federal income tax on the dividends they receive from the Corporation, provided such shareholders have not financed the acquisition of shares with "acquisition indebtedness" as defined under the Code.


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


LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1998 and 1997:

                                                       1998          1997
                                                   ------------  ------------
6.98% mortgage note, due February 1,
 2001; secured by 1225 Connecticut
 Avenue, N.W.; payable in monthly
 installments of $40,717 (interest
 only) . . . . . . . . . . . . . . . . . . . . .    $ 7,000,000     7,000,000
                                                     ----------    ----------
          Total debt . . . . . . . . . . . . . .      7,000,000     7,000,000
          Less current portion
            of long-term debt. . . . . . . . . .    $       --           --

                                                     ----------    ----------
          Total long-term debt . . . . . . . . .    $ 7,000,000     7,000,000
                                                     ==========    ==========



CORPORATION BY-LAWS

      The Corporation's by-laws provide for the shareholders to be allocated or distributed shares of profits and losses, cash flow from operations and sale or refinancing proceeds according to their respective ownership percentages.




LEASES - AS PROPERTY LESSOR

      At December 31, 1998, the Corporation's principal asset is an office building. The Corporation has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, was depreciated (through December 31, 1996) over the estimated useful life. Leases with tenants range in term from 1 1/2 to 8 1/2 remaining years and provide for fixed minimum rent and partial reimbursement of operating costs.

      Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:


        1999 . . . . . . . . . . . . . . . . . .   $ 6,836,000
        2000 . . . . . . . . . . . . . . . . . . .   6,677,000
        2001 . . . . . . . . . . . . . . . . . . .   6,163,000
        2002 . . . . . . . . . . . . . . . . . . .   6,092,000
        2003 . . . . . . . . . . . . . . . . . . .   6,098,000
        Thereafter . . . . . . . . . . . . . . . .  20,963,000
                                                   -----------
                                                   $52,829,000
                                                   ===========

      The Corporation currently leases approximately 87% of the available space of the property to one tenant under leases with remaining terms of 8 1/2 years. For the year ended December 31, 1998, such tenant represented
approximately   77% of total revenue.  The tenant's principal business is
accounting and financial services.

TRANSACTIONS WITH AFFILIATES

      Fees, commissions and other expenses required to be paid by the Corporation to affiliates of JMB Realty Corporation as of December 31, 1998 and for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                                                                    UNPAID AT
                                                                                                   DECEMBER 31,
                                                     1998          1997              1996             1998
                                                  --------       --------          --------      --------------


Insurance commissions. . . . . . . . . . .     $     6,091           7,058            4,101                  --
                                                   =======         =======          =======            ========


/TABLE

SCHEDULE III

                                                  1225 INVESTMENT CORPORATION
                                                        (A CORPORATION)

                                           REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                       DECEMBER 31, 1998



                                                               COSTS CAPITALIZED
                                INITIAL COST TO                  SUBSEQUENT TO                GROSS AMOUNT AT WHICH CARRIED
                                CORPORATION (A)                 TO ACQUISITION                     AT CLOSE OF PERIOD (B)
                         ---------------------------       ---------------------------------------------------------------
                                         BUILDINGS         BUILDINGS     PROVISIONS                  BUILDINGS
                                           AND                AND         FOR VALUE                      AND
                ENCUMBRANCE     LAND    IMPROVEMENTS    IMPROVEMENTS  IMPAIRMENT(C)       LAND      IMPROVEMENTS     TOTAL (D)
                ---------    -------    ------------    ------------     -----------   --------     ---------------------

OFFICE
BUILDING:
 Washington,
 D.C.. . . . . .$7,000,000  24,161,484    32,522,877      7,019,746      (4,335,602)    22,431,973    36,936,532    59,368,505
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


/TABLE

                                                                                                         SCHEDULE III

                                               1225 INVESTMENT CORPORATION
                                                     (A CORPORATION)

                                  REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                        LIFE ON WHICH
                                                                                        DEPRECIATION
                                                                                         (THROUGH
                                                                                   DECEMBER 31, 1996)         1998
                                ACCUMULATED               DATE OF         DATE                WAS         REAL ESTATE
                               DEPRECIATION(E)         CONSTRUCTION     ACQUIRED           COMPUTED          TAXES
                              ----------------         ------------    ----------     ---------------     -----------
OFFICE
BUILDING:
 Washington,
 D.C.. . . . . . . . . . . .       $7,514,505              1968           2/28/90           30 years         802,434
                                   ==========                                                                =======

------------------
Notes:
       (A)   The initial cost to the Corporation represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

       (B)   The aggregate cost of real estate owned at December 31, 1998 for Federal income tax purposes was $63,450,261.

      (C)   Reference is made to Notes to Consolidated Financial Statements of Carlyle Income Plus, L.P. - II for a
further description of the total provision for value impairment in the amount of $6,548,956 recorded at December 31, 1996 and the additional provision for value impairment of $1,217,000 recorded at December 31, 1998.

/TABLE

                                                                                                         SCHEDULE III

                                               1225 INVESTMENT CORPORATION
                                                     (A CORPORATION)

                                  REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



       (D)   Reconciliation of real estate owned:

                                                                   1998               1997             1996
                                                               ------------      ------------      ------------
      Balance at beginning of period . . . . . . . . . . $       60,022,536        59,514,505        62,561,580
      Additions during period. . . . . . . . . . . . . . .          562,969           508,031            71,527
      Provision for value impairment
       allocable to property . . . . . . . . . . . . . . .       (1,217,000)              --         (3,118,602)
                                                                -----------       -----------       -----------
      Balance at end of period . . . . . . . . . . . . . $       59,368,505        60,022,536        59,514,505
                                                                ===========       ===========       ===========
       (E)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . . $         7,514,505        7,514,505         6,233,093
      Depreciation expense . . . . . . . . . . . . . . . .              --               --           1,281,412
                                                                -----------       -----------       -----------

      Balance at end of period . . . . . . . . . . . . . $         7,514,505        7,514,505         7,514,505
                                                                 ===========      ===========       ===========


/TABLE

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during fiscal years 1998 and 1997.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Corporate General Partner, has responsibility for all aspects of the Partnership's operations. The Associate General Partner of the Partnership, AGPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, may, upon agreement with the Corporate General Partner, from time to time participate in managing Partnership properties, including approval of leasing parameters, property management budgets and changes in investment objectives based on changes in market conditions. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:
                                                                SERVED IN
      NAME                       OFFICE                         OFFICE SINCE
      ----                       ------                         ----------

      Judd D. Malkin             Chairman                       5/03/71
                                 Director                       5/03/71
                                 Chief Financial Officer        2/22/96
      Neil G. Bluhm              President                      5/03/71
                                 Director                       5/03/71
      Burton E. Glazov           Director                       7/01/71
      Stuart C. Nathan           Executive Vice President       5/08/79
                                 Director                       3/14/73
      A. Lee Sacks               Director                       5/09/88
      John G. Schreiber          Director                       3/14/73
      H. Rigel Barber            Executive Vice President       1/02/87
                                 Chief Executive Officer        8/01/93
      Glenn E. Emig              Executive Vice President       1/01/93
                                 Chief Operating Officer        1/01/95
      Gary Nickele               Executive Vice President       1/01/92
                                 General Counsel                2/27/84
      Gailen J. Hull             Senior Vice President          6/01/88
      Howard Kogen               Senior Vice President          1/02/86
                                 Treasurer                      1/01/91

      There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

      JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle- -XIV"), and Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X") and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.). Most of such directors and officers are also partners, directly of indirectly, of certain partnerships which are or were associate general partners in the following real estate limited partnerships, among others: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X and JMB Income-XI.

      The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

      Judd D. Malkin (age 61) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls National Basketball Association team. He is a Certified Public Accountant.

      Neil G. Bluhm (age 61) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

      Burton E. Glazov (age 60) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. Mr Glazov is currently retired. He is a member of the Bar of the State of Illinois

      Stuart C. Nathan (age 57) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

      A. Lee Sacks (age 65) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

      John G. Schreiber (age 52) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. He is also a director of Urban Shopping Centers,Inc., Host Marriott Corporation, the Brickman Group, Ltd., which is engaged in the landscaping maintenance business, and a number of investment companies advised or managed by T. Rowe Price Associates, Inc. and its affiliates and a trustee of Amli Residential Property Trust. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

      H. Rigel Barber (age 50) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

      Glenn E. Emig (age 51) has been associated with JMB since December, 1979. It is expected that Mr. Emig will leave his position with JMB on or about May 31, 1999 and his responsibilities will be taken over by various other officers of JMB. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

      Gary Nickele (age 46) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

      Gailen J. Hull (age 50) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

      Howard Kogen (age 63) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION


      The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such distributions and allocations. In 1998, 1997 and 1996, the General Partners received distributions of $219,869, $135,305 and $135,304, respectively. The General Partners were allocated taxable income of $ 78,901 in 1998.

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

      JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received in 1998 insurance brokerage commissions from the Partnership in 1998 aggregating $3,255 in connection with providing insurance coverage for the Partnership's remaining real property investment. Such commissions are at rates set by insurance companies for the classes of coverage provided.

      The Corporate General Partner and its affiliates were due reimbursement (at cost) in 1998 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $21,344, $14,510, $3,621 and $3,598, respectively, of which $9,459 was unpaid at December 31, 1998.

      All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


 (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

 (b) The Corporate General Partner, its officers and directors and the Associate General Partner of the Partnership beneficially own the following Interests of the Partnership:

                           NAME OF            AMOUNT AND NATURE
                           BENEFICIAL          OF BENEFICIAL         PERCENT
TITLE OF CLASS             OWNER               OWNERSHIP             OF CLASS
--------------             ----------          -----------------     --------
Limited Partnership        JMB Realty             5 Interests (1)     Less than
Interests and Assignee     Corporation            indirectly          1%
Interests therein

Limited Partnership        Corporate General      5 Interests (1)      Less than
Interests and Assignee     Partner, its           indirectly           1%
Interests therein          officers and
                           directors, and the
                           Associate
                           General Partner as
                           a group

    (1) Includes 5 Interests owned by the Initial Limited Partner of the Partnership, for which JMB Realty Corporation as the indirect majority shareholder of the Initial Limited Partner is deemed to have shared investment and voting power.

      No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

      Reference is made to Item 10 for information concerning the ownership of the Corporate General Partner.

      (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.
/TABLE

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There were no significant transactions or business relationships with the Corporate General Partner, its affiliates or their management other than those described in Items 10 and 11 above.




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

-------------

        No annual report or proxy material for the fiscal year 1998 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   CARLYLE INCOME PLUS, L.P. - II

                   By:     JMB Realty Corporation
                           Corporate General Partner

                           ____________________________________
                   By:     Gailen J. Hull
                           Senior Vice President
                   Date:   March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   By:     JMB Realty Corporation
                           Corporate General Partner

                           JUDD D. MALKIN*
                   By:     Judd D. Malkin, Chairman and
                           Chief Financial Officer
                   Date:   March 22, 1999

                           NEIL G. BLUHM*
                   By:     Neil G. Bluhm, President and Director
                   Date:   March 22, 1999

                           H. RIGEL BARBER*
                   By:     H. Rigel Barber, Chief Executive Officer
                   Date:   March 22, 1999

                           GLENN E. EMIG*
                   By:     Glenn E. Emig
                           Chief Operating Officer
                   Date:   March  22, 1999


                           _____________________________________
                   By:     Gailen J. Hull, Senior Vice President
                           Principal Accounting Officer
                   Date:   March  22, 1999

                           A. LEE SACKS*
                   By:     A. Lee Sacks, Director
                   Date:   March 22, 1999


                           STUART C. NATHAN*
                   By:     Stuart C. Nathan, Executive Vice President
                             and Director
                   Date:   March 22, 1999


                   *By:    GAILEN J. HULL, Pursuant to a Power of  Attorney

                           ______________________________________
                   By:     Gailen J. Hull, Attorney-in-Fact
                   Date:   March  22, 1999


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