Form 10-K405/A
period 1998-12-31
CARLYLE INCOME PLUS LP II
filed 1999-04-30
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  Carlyle Income Plus, L.P. - II
     Commission File No. 0-17705
     Form 10-K405/A

Gentlemen:

Transmitted, for the above-mentioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-K405/A for the year ended December 31, 1998.


Thank you.

Very truly yours,

CARLYLE INCOME PLUS, L.P. - II

By:  JMB Realty Corporation
     Corporate General Partner



     By:   -------------------------------
           Gailen J. Hull, Senior Vice President
           and Principal Accounting Officer

Enclosures

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K405/A

AMENDMENT NO. 1

Filed Pursuant to Section 12, 13 or 15(d) of the Securities Exchange act of 1934

CARLYLE INCOME PLUS, L.P. - II

(Exact name of registrant as specified in its charter)

Commission File     I.R.S. Employer Identification
           0-17705                    36-3555432

     The undersigned registrant hereby amends the following section of its Report for the year ended December 31, 1998 on Form 10-K/A as set forth in the page attached hereto:

PART III
ITEM 11. EXECUTIVE COMPENSATION
PAGE 57


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CARLYLE INCOME PLUS, L.P. - II

                            By:   JMB Realty Corporation
                                  (Corporate General Partner)



                                  By:  GAILEN J. HULL
                                       Gailen J. Hull
                                       and Principal Accounting Officer


April 23, 1999

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

     In March 1999 BRE/Connecticut LLC ("BRE/Connecticut") entered into a contract to purchase the 1225 Connecticut Avenue office building from 1225 Investment Corporation (the "Corporation"), a private real estate investment trust in which the Partnership owns approximately 43.6% of the outstanding stock, for $52,960,000, subject to adjustment for prorations and closing costs. John G. Schreiber is (i) a director of JMB Realty Corporation ("JMB"), which is the Corporate General Partner of the Partnership, and (ii) a limited partner in the Associate General Partner of the Partnership. (JMB is also the general partner of the Associate General Partner). Mr Schreiber and his family members, directly or indirectly, own limited partnership interests in Blackstone Real Estate Advisors, L.P. ("BREA") and certain of its affiliates, through which Mr. Schreiber and his family members have an interest of up to approximately 2% of the profits of BRE/Connecticut and may also invest in BRE/Connecticut up to a specified percentage (generally not in excess of 2%) of the equity capital invested by BREA and its affiliates and will be entitled to receive any profits from such investment in proportion to their equity capital invested. Mr Schreiber and his family members will also be entitled to receive a portion (estimated at $76,000) of the acquisition fee and a portion of asset management fees to be paid by BRE/Connecticut to
BREA.   The price and other terms of the contract for the sale were negotiated at arm's-length. The decision to approve the sale on behalf of the Partnership as a stockholder in the Corporation was made by JMB, which, as noted above, is the Corporate General Partner (and the general partner of the Associate General Partner) of the Partnership. Mr. Schreiber did not participate in JMB's decision on behalf of the Partnership to approve the sale of the property, nor in BRE/Connecticut's decision to enter into the contract for the purchase of the property.