Form 10-Q
period 1999-03-31
CARLYLE INCOME PLUS LP II
filed 1999-05-13
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:   CARLYLE INCOME PLUS, L.P. - II
      Commission File No. 0-17705
      Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the 1st quarter March 31, 1999.


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



For the quarter ended March 31, 1999           Commission file
                                                     number 0-17705



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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                          CARLYLE INCOME PLUS, L.P.-II
                                             (a limited partnership)
                                            and Consolidated Venture

                                           Consolidated Balance Sheets

                                      March 31, 1999 and December 31, 1998

                                                   (Unaudited)


                                                          A s s e t s
                                                       --------------
                                                       March 31,        December 31,
                                                        1999                1998
                                                       ---------        ------------
Current assets:
   Cash and cash equivalents  . . . . . . . . . . $    1,605,330           1,194,778
   Interest, rents and other receivables. . . . . .        5,355               4,289
                                                       ---------           ---------
     Total current assets . . . . . . . . . . . . .    1,610,685           1,199,067
                                                       ---------           ---------
Investment in unconsolidated affiliated
  corporation, at equity  . . . . . . . . . . . .     20,197,845          20,207,295
                                                      ----------           ---------
                                                  $   21,808,530          21,406,362
                                                      ==========           =========

                                        CARLYLE INCOME PLUS, L.P. - II
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . .   $   49,903              5,688
   Amounts due to affiliates  . . . . . . . . . . .       10,239              9,459
                                                       ---------           ---------
     Total current liabilities. . . . . . . . . . .       60,142             15,147
                                                       ---------          ----------
Commitments and contingencies

Partners' capital accounts
 (deficits):
   General partners:
     Capital contributions. . . . . . . . . . . . .       25,000             25,000
     Cumulative net earnings. . . . . . . . . . . .      806,576            788,432
     Cumulative cash distributions. . . . . . . . .   (1,261,510)        (1,261,510)
                                                       ---------          ---------
                                                        (429,934)          (448,078)
                                                       ---------           ---------
   Limited partners (64,269.53 interests):
     Capital contributions, net of
      offering costs and
      purchase discounts. . . . . . . . . . . . . .   55,256,131         55,256,131
     Cumulative net earnings. . . . . . . . . . . .   13,465,656         13,126,627
     Cumulative cash distributions. . . . . . . . .  (46,543,465)       (46,543,465)
                                                       ---------         -----------

                                                      22,178,322         21,839,293
                                                       ---------        -----------
          Total partners' capital accounts. . . . .   21,748,388         21,391,215
                                                       ---------         ----------
                                                   $  21,808,530         21,406,362
                                                       =========         ==========


                            See accompanying notes to consolidated financial statements.

                                          CARLYLE INCOME PLUS, L.P.-II
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                     CONSOLIDATED  STATEMENTS OF OPERATIONS

                                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                   (UNAUDITED)
                                                         1999         1998
                                                       --------     -------
Income:
 Interest income. . . . . . . . . . . . .            $  13,190       63,031
                                                      --------       ------
Expenses:
 Professional services. . . . . . . . . .               38,300       43,000
 General and administrative . . . . . . .               43,627       64,088
                                                       --------     -------
                                                        81,927      107,088
                                                       --------     -------

                                                       (68,737)     (44,057)
Partnership's share of operations of
 unconsolidated affiliated
 corporation  . . . . . . . . . . . . . .              555,507      510,600
Partnership's share of
 operations of unconsolidated
 venture  . . . . . . . . . . . . . . . .                   --        5,404
                                                       --------     --------
    Net operating earnings (loss)                      486,770      471,947

Partnership's share of loss on sale
 of property by unconsolidated
 affiliated corporation . . . . . . . . .               (7,141)          --
                                                       --------     --------

    Net earnings (loss) before
     extraordinary items. . . . . . . . .              479,629       471,947

Partnership's share of extraordinary
 item of unconsolidated affiliated
 corporation-prepayment penalty . . . . .             (107,526)          --

Partnership's share of extraordinary
 item of unconsolidated affiliated
 corporation-write-off of unamortized
 deferred financing costs . . . . . . . .              (14,930)          --

                                          CARLYLE INCOME PLUS, L.P.-II
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                               CONSOLIDATED  STATEMENTS OF OPERATIONS - CONTINUED



 Net earnings (loss). . . . . . . . . . .           $   357,173     471,947
                                                         =======    ========
 Net earnings (loss) per limited
  partnership interest:

    Net earnings (loss) . . . . . . . . .           $      7.20        4.97
    Partnership's share of loss on
     sale of investment property by
     unconsolidated affiliated
     corporation. . . . . . . . . . . . .                 (.11)          --

    Partnership's share of
     extraordinary  items (net) of
     unconsolidated affiliated
     corporation. . . . . . . . . . . . .                (1.81)          --
                                                        -------      -------
                                                    $     5.28         4.97
                                                         ======      =======


 Cash distributions per limited
    partnership interest  . . . . . . . .           $       --       114.00
                                                        =======     ========
















                          See accompanying notes to consolidated financial statements.
/TABLE

                                          CARLYLE INCOME PLUS, L.P.-II
                                             (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                   (UNAUDITED)

                                                          1999              1998
                                                       --------              ------

Cash flows from operating activities:
 Net earnings (loss). . . . . . . . . . .                  $ 357,173       471,947
 Items not requiring (providing)
  cash or cash equivalents:
 Partnership's share of operations
  of unconsolidated affiliated corporation,
  net of dividends. . . . . . . . . . . .                   (555,507)     (510,600)
 Partnership's share of loss on sale
  of property by unconsolidated
  affiliated corporation. . . . . . . . .                      7,141            --
 Partnership's share of total
  extraordinary items of
  unconsolidated affiliated
  corporation . . . . . . . . . . . . . .                    122,456            --
 Partnership's share of operations of
  unconsolidated venture, net of
  distributions . . . . . . . . . . . . .                        --         (5,404)


Changes in:
 Interest, rents and
  other receivables . . . . . . . . . . .                     (1,066)        8,824
 Accounts payable . . . . . . . . . . . .                     44,215        (5,127)
 Amounts due to affiliates. . . . . . . .                        780         1,605
                                                            ---------     ---------
 Net cash provided by (used in)
  operating activities. . . . . . . . . .                    (24,808)      (38,755)
                                                            ---------    ----------

                                          CARLYLE INCOME PLUS, L.P.-II
                                             (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE
                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


Cash flows from investing activities:
  Partnership's distributions from
    unconsolidated corporation. . . . . .              435,360             478,800
  Partnership's distributions from
    unconsolidated venture. . . . . . . .                   --           5,100,000
                                                     ---------          ----------
  Net cash provided by (used in) investing
    activities. . . . . . . . . . . . . .              435,360           5,578,800
                                                     ---------           ---------
Cash flows from financing activities
 Distributions to limited
   partners . . . . . . . . . . . . . . .                   --          (7,326,726)
 Distributions to general
   partners . . . . . . . . . . . . . . .                   --            (152,217)
                                                     ---------           ----------
Net cash provided by (used in)
   investing activities . . . . . . . . .                   --          (7,478,943)
                                                     ---------           ----------
Net increase (decrease) in cash and
   cash equivalents . . . . . . . . . . .               410,552         (1,938,898)
                                                      ---------         -----------
 Cash and cash equivalents,
   beginning of year. . . . . . . . . . .             1,194,778          2,980,988
                                                     ----------         -----------
 Cash and cash equivalents,
   end of period. . . . . . . . . . . . .           $ 1,605,330          1,042,090
                                                     ==========         ===========

                                          CARLYLE INCOME PLUS, L.P.-II
                                             (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE
                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



Supplemental disclosure of
 cash flow information:
 Cash paid for mortgage and
  other interest. . . . . . . . . . . . .  $         --                        --
                                              ==========                 ==========
 Non-cash investing and
  financing activities. . . . . . . . . .  $         --                        --
                                              ==========                 ==========

























                          See accompanying notes to consolidated financial statements.
/TABLE

                       CARLYLE INCOME PLUS,L.P. - II
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1999 and 1998

                                (Unaudited)
GENERAL


   Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

   The Partnership adopted Statement of Financial Accounting Standards No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell such property and active marketing activity had commenced or was expected to commence in the near term. The Partnership and its unconsolidated affiliated corporation had committed to such a plan for 1225 Connecticut Avenue, N.W. office building, which was sold in March 1999. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated.

   The accompanying consolidated financial statements include $555,507 and $516,004, respectively, of the Partnership's share of total operations of $1,276,000 and $1,183,521 for the three months ended March 31, 1999 and 1998 of unconsolidated properties held for sale or disposition.

TRANSACTIONS WITH AFFILIATES

   The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Such costs recognized by the Partnership for the three months ended March 31, 1999 and 1998 aggregated $8,808 and $15,564, respectively. Costs totaling $10,239 were unpaid at March 31, 1999.

1225 CONNECTICUT AVENUE

     On March 29, 1999, 1225 Investment Corporation completed the sale of the 1225 Connecticut Avenue, N.W. office building for a sale price of $52,960,000, payable in cash at closing (net of selling costs of approximately $1,103,000 and operating prorations of approximately $515,000).
 The Partnership's share of the sale proceeds, after payment by 1225 Investment Corporation to retire the existing mortgage indebtedness (scheduled to mature in February 2001) with a principal balance of $7,000,000 and payment of the associated prepayment penalty of approximately $247,000, was approximately $19,420,000. The sale resulted in no significant gain or loss on sale for financial reporting purposes to 1225 Investment Corporation, primarily as a result of value impairment provisions totaling $7,765,956 recorded by 1225 Investment Corporation in 1996 and 1998 (of which the


CARLYLE INCOME PLUS LIMITED - II
( A LIMITED PARTNERSHIP)
AND CONSOLIDATED VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

Partnership's share was $3,381,297). Additionally, 1225 Investment Corporation expects to recognize a loss on sale in 1999 for Federal income tax purposes of approximately $1,900,000. However, the tax consequences to the Partnership are expected to consist of a loss on its investment in its unconsolidated affiliated corporation, 1225 Investment Corporation, of approximately $1,490,000 for Federal income tax purposes in 1999.

     In connection with the sale of this property, as is customary in such transactions, 1225 Investment Corporation agreed to certain representations and warranties with a stipulated survival period which expires December 10, 1999. Although it is not expected, 1225 Investment Corporation may ultimately have some liability under such representations and warranties, which is not to exceed $1,000,000 (of which the Partnership's share would be approximately $435,000). 1225 Investment Corporation has retained sufficient funds for the maximum amount of this potential liability and also for working capital requirements for the remainder of the year.

     In April, 1999, the Partnership received a dividend of $19,596,000 from 1225 Investment Corporation, of which $18,987,600 represented the Partnership's share of current distributable proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $608,400 represented the Partnership's share of operations.

     The Partnership currently expects to distribute in late May 1999 approximately $ 18,960,000 to the Holders of Interests ($295 per Interest) from the aforementioned sale proceeds and approximately $321,000 to the Holders of Interests ($5 per Interest) from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also expects to distribute $16,913 to the General Partners, representing their share of Partnership operational cash flow and reserves, including those from offering proceeds. The General Partners will not receive their share of any distributions of proceeds from sales, as the subordination requirements of the Partnership Agreement necessary for the retention of sales proceeds by the General Partners will not be met.

     1225 CONNECTICUT AVENUE, N.W.

      Summary income statement information for 1225 Investment Corporation for the three months ended March 31, 1999 and 1998 is as follows:

                                    1999          1998
                                 ---------     ---------
  Total income. . . . . . . .$ 2,045,000        1,976,000
                                =========       =========
  Operating earnings. . . . .$ 1,276,000        1,172,713
                                =========       =========
  Partnership's share of
   operating earnings . . . .$   555,507          510,600
                                =========       =========
  Gain (loss) on sale of
   property . . . . . . . . .$   (16,402)           --
                                =========      ==========
  Partnership's share of
   gain (loss)on sale of
   property . . . . . . . . .$    (7,141)           --
                                =========       =========
  Extraordinary items . . . .$   (281,281)          --
                                 =========      =========
  Partnership's share of
   extraordinary items. . . . $   (122,456)         --
                                 =========      =========


ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1999 and for the three months ended March 31, 1999 and 1998.
[FN]

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Partnership had cash and cash equivalents of approximately $1,605,000 at March 31, 1999. Such funds (together with amounts to be received from the Partnership's unconsolidated affiliated corporation, 1225 Investment Corporation) are available for distributions to partners and for payment of the Partnership's remaining expenses and liabilities, with any remaining amounts to be distributed to the Holders of Interests and General Partners, pursuant to the Partnership Agreement, upon the expected liquidation of the Partnership in December, 1999, after the expiration of the representations and warranties given by 1225 Investment Corporation in connection with the sale of the 1225 Connecticut Avenue, N.W. office building.

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

   During 1997 and early 1998, unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers each sought to purchase less than 5% of the Interests in the Partnership at amounts
between $304 and $325 per Interest.   Certain of these unaffiliated third
parties made additional unsolicited tender offers to some of the Holders of Interests in May and October 1998. These offers each sought to purchase less than 5% of the Interests in the Partnership at amounts between $150 and $215 per Interest. In early 1999, another unaffiliated third party made an unsolicited tender offer to some of the holders of Interests. This offer sought to purchase less than 5% of the Interests in the Partnership at $170 per Interest. All of the above offers have expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 5.94% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

   On March 29, 1999, 1225 Investment Corporation completed the sale of the 1225 Connecticut Avenue, N.W. office building for a sale price of $52,960,000, payable in cash at closing (net of selling costs of approximately $1,103,000 and operating prorations of approximately $515,000).
 The Partnership's share of the sale proceeds, after payment by 1225 Investment Corporation to retire the existing mortgage indebtedness (scheduled to mature in February 2001) with a principal balance of $7,000,000 and payment of the associated prepayment penalty of approximately $247,000, was approximately $19,420,000. The sale resulted in no significant gain or loss on sale for financial reporting purposes to 1225 Investment Corporation, primarily as a result of value impairment provisions totaling $7,765,956 recorded by 1225 Investment Corporation in 1996 and 1998 (of which the Partnership's share was $3,381,297). Additionally, 1225 Investment Corporation expects to recognize a loss on sale in 1999 for Federal income tax purposes of approximately $1,900,000. The Partnership expects to incur a loss on its investment in its unconsolidated affiliated corporation, 1225 Investment Corporation, of approximately $1,490,000 for Federal income tax purposes in 1999.

     In connection with the sale of this property, as is customary in such transactions, 1225 Investment Corporation agreed to certain representations and warranties with a stipulated survival period which expires December 10, 1999. Although it is not expected, 1225 Investment Corporation may ultimately have some liability under such representations and warranties, which is not to exceed $1,000,000 (of which the Partnership's share would be approximately $435,000). 1225 Investment Corporation has retained sufficient funds for the maximum amount of this potential liability and also for working capital requirements for the remainder of the year.

     In April, 1999, the Partnership received a dividend of $19,596,000 from 1225 Investment Corporation, of which $18,987,600 represented the Partnership's share of current distributable proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $608,400 represented the Partnership's share of operations.

     The Partnership currently expects to distribute in late May 1999 approximately $ 18,960,000 to the Holders of Interests ($295 per Interest) from the aforementioned sale proceeds and approximately $321,000 to the Holders of Interests ($5 per Interest) from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also expects to distribute $16,913 to the General Partners, representing their share of Partnership operational cash flow and reserves, including those from offering proceeds. The General Partners will not receive their share of any distributions of proceeds from sales, as the subordination requirements of the Partnership Agreement necessary for the retention of sales proceeds by the General Partners will not be met.

     With the recent sale of the 1225 Connecticut Avenue, N.W. office building, the Partnership has sold its interest in its last investment property. After making the May 1999 cash distribution described above, the Partnership does not expect to make further cash distributions until the expiration of the representation and warranties in December 1999. Once any residual liabilities of the Partnership are extinguished, the Partnership expects to make a final distribution in December 1999 and terminate its affairs prior to the end of the year.


RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at March 31, 1999 as compared to December 31, 1998 is due primarily to the Partnership's receipt of approximately $435,000 of dividends from operational cash flow of 1225 Investment Corporation in February 1999.

     The decrease in interest income for the three months ended March 31, 1999 as compared to the year-earlier period is attributable primarily to smaller average outstanding balances in the Partnership's interest-bearing cash and cash equivalents during the first quarter of 1999, due primarily to distributions totaling $5,100,000 received by the Partnership from the JMB/Landings venture during the three months ended March 31, 1998, a substantial portion of which represented the Partnership's share of the proceeds from the December 1997 sale of the Landings Shopping Center.

     Partnership's share of loss on sale of property by unconsolidated affiliated corporation is attributable to the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building by 1225 Investment Corporation.

     Partnership's share of extraordinary items of unconsolidated affiliated corporation is due to the payment of a prepayment penalty associated with the retirement of the existing mortgage indebtedness by 1225 Investment Corporation with a portion of the sale proceeds from the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building and the write-off of unamortized deferred financing costs.

YEAR 2000

     The Corporate General Partner has determined that it does not expect that the consequences of the Partnership's Year 2000 issues would have a material effect on the Partnership's business, results of operations or financial condition.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION



The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property owned during 1999:

                                                                1998                 1999
                                                      --------------------------------------------------
                                                       At     At     At     At     At     At     At     At

                                                      3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                                      ----   ----   ----  -----   ----   ----  -----  -----


1.  1225 Connecticut
      Washington, D.C.. . . .                          95%   100%  98.5%  98.5%    N/A
__________________

An N/A indicates that the property was sold and not owned by the Partnership and its unconsolidated unaffiliated corporation at the end of the period.



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


   10.2 Real Property Purchase Agreement between 1225 Investment Corporation and BRE/Connecticut L.L.C., dated February 10, 1999.*

   10.3 Letter Agreement between 1225 Investment Corporation and BRE/Connecticut, L.L.C., dated March 4, 1999.*

   27.     Financial Data Schedule

   (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

   The Partnership's report on Form 8-K (File No. 0-17705) for March 29, 1999, describing the sale of 1225 Connecticut Avenue, N.W. office building was filed. No financial statements were required to be filed therewith.

________________

   *Hereby incorporated herein by reference to Exhibits 10.1 and 10.2 to the Partnership's Report on Form 8-K (File No. 0-17705) for March 29, 1999.


                       SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CARLYLE INCOME PLUS, L.P.-II

                                   BY:   JMB Realty Corporation
                                         (Corporate General Partner)




                                   By:   Gailen J. Hull,
                                         Senior Vice President
                                         Date: May 12, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                         Gailen J. Hull,
                                         Principal Accounting Officer
                                         Date: May 12, 1999