Form 10-Q
period 1999-06-30
CARLYLE INCOME PLUS LP II
filed 1999-08-13
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  CARLYLE INCOME PLUS, L.P. - II
     Commission File No. 0-17705
     Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the 2nd quarter June 30, 1999.


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



For the quarter ended June 30, 1999      Commission file
                                         number 0-17705



                 CARLYLE INCOME PLUS, L.P.-II
    (Exact name of registrant as specified in its charter)




           Delaware                          36-3555432
    (State of organization)               (I.R.S. Employer
                                         Identification No.)



       900 N. Michigan Ave., Chicago, Illinois  60611
       (Address of principal executive offices)(Zip Code)



Registrant's telephone number, including area code  312-915-1987



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ____      _____

                                          TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . . .     3

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations   14


PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . . .    17

Item 6.  Exhibits and Reports on Form 8-K. . . . . . .    18

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                 CARLYLE INCOME PLUS, L.P.-II
                                   (A LIMITED PARTNERSHIP)

                                        BALANCE SHEETS

                             JUNE 30, 1999 AND DECEMBER  31, 1998

                                          (UNAUDITED)

                                                A s s e t s
                                              --------------
                                              June 30,    December 31,
                                                1999          1998
                                             ---------    ------------
Current assets:
  Cash and cash equivalents  . . . . . . .$  1,942,068       1,194,778
  Interest, rents and other receivables. .       6,416           4,289
                                            ----------      ----------
    Total current assets . . . . . . . . .   1,948,484       1,199,067
                                            ----------      ----------
Investment in unconsolidated affiliated
  corporation, at equity   . . . . . . . .     570,499      20,207,295
                                            ----------      ----------
                                          $  2,518,983      21,406,362
                                            ==========      ==========




                                 CARLYLE INCOME PLUS, LP - II
                                    (A LIMITED PARTNERSHIP)


                                  BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                   --------------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . .    $    9,789          5,688
  Amounts due to affiliates  . . . . . .        17,588          9,459
                                            ----------      ----------
    Total current liabilities. . . . . .        27,377         15,147
                                            ----------      ----------
Commitments and contingencies

Partners' capital accounts
 (deficits):

  General partners:
    Capital contributions. . . . . . . . .      25,000         25,000
    Cumulative net earnings (losses) . . .     808,626        788,432
    Cumulative cash distributions. . . . . (1,278,423)     (1,261,510)
                                             ---------      ---------
                                             (444,797)       (448,078)
                                             ---------       ---------
  Limited partners (64,269.53 interests):
    Capital contributions, net of
     offering costs and
     purchase discounts. . . . . . . . . .  55,256,131     55,256,131
    Cumulative net earnings (losses) . . .  13,504,595     13,126,627
    Cumulative cash distributions. . . . .(65,824,323)    (46,543,465)
                                            ----------     ----------
                                             2,936,403     21,839,293
                                            ----------     ----------
  Total partners' capital accounts . . . .   2,491,606     21,391,215
                                            ----------     ----------
                                          $  2,518,983     21,406,362
                                            ==========     ==========

                         See accompanying notes to financial statements.

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                          (UNAUDITED)
                        THREE MONTHS ENDED        SIX MONTHS ENDED
                              JUNE 30,                JUNE 30,
                           1999       1998       1999           1998
                         --------  ---------   -------        --------

Income:
Interest income. . . . .$ 128,411     10,653     141,601       73,684
                          -------    -------     -------       -------

Expenses:
Professional services. . .  2,100     15,664      40,400       58,664
General and
    administrative . . . . 53,976     57,298      97,603      121,386
                         --------    -------    --------       -------
                           56,076     72,962     138,003      180,050
                         --------    -------    --------       -------

                           72,335   (62,309)       3,598     (106,366)

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)

                             STATEMENTS OF OPERATIONS - CONTINUED


Partnership's share of
 operations of
 unconsolidated
 affiliated
 corporation   . . . . .    (31,346)   523,225      524,161    1,033,825
Partnership's share of
 operations of
 unconsolidated venture          --       (959)         --         4,445
                            -------    --------  ---------      --------
Net operating
  earnings (loss)  . . .     40,989    459,957     527,759       931,904

Partnership's share of loss
  on sale of property by
  unconsolidated affiliated
  corporation. . . . . .        --         --       (7,141)           --
                           --------   --------   ---------      --------
Net earnings (loss) before
  extraordinary items. .     40,989                520,618

Partnership's share of
 extraordinary item of
 unconsolidated affiliated
 corporation-prepayment
 penalty . . . . . . . .       --          --     (107,526)           --

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)

                             STATEMENTS OF OPERATIONS - CONTINUED

 Partnership's share of
  extraordinary item of
  unconsolidated affiliated
  corporation-write-off of
  unamortized deferred financing
  costs. . . . . . . . .               --         --    (14,930)            --
                                 --------   --------   ---------      --------
   Net earnings (loss) .        $  40,989    459,957     398,162       931,904
                                 ========   ========   =========     =========

 Net earnings (loss) per
  limited partnership interest:

 Net operating earnings (loss)$       .60       6.64        7.80         11.61
 Partnership's share of loss on
  sale of investment property
  by unconsolidated affiliated
  corporation. . . . . .               --         --        (.11)           --
 Partnership's share of
  extraordinary items (net) of
  unconsolidated affiliated
  corporation. . . . . .               --         --       (1.81)           --
                                  --------   --------     -------       -------
                                 $    .60       6.64        5.88         11.61
                                  ========   ========     =======       =======
Cash distributions
 per limited
 partnership
 interest  . . . . . . .         $ 300.00      10.00      300.00        124.00
                                 ========   ========   =========        =========

                        See accompanying notes to financial statements.

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                          (UNAUDITED)
                                                    1999         1998
                                                  --------      ------

Cash flows from operating activities:
Net earnings (loss). . . . . . . .              $  398,162    931,904
Items not requiring (providing)
 cash or cash equivalents:
 Partnership's share of loss on sale of property
  by unconsolidated affiliated corporation           7,141          --
 Partnership's share of total extraordinary items
  of unconsolidated affiliated corporation         122,456          --
Partnership's share of operations
 of unconsolidated affiliated corporation,
 net of dividends. . . . . . . . .               (524,161) (1,033,825)
Partnership's share of operations of
 unconsolidated venture, net of
 distributions . . . . . . . . . .                     --      (4,445)

Changes in:
Interest, rents and
 other receivables . . . . . . . .                 (2,127)     10,537
Accounts payable . . . . . . . . .                  4,101     (27,597)
Amounts due to affiliates. . . . .                  8,129      10,084


                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                   1999         1998
                                                ----------     -------
Net cash provided by (used in)
 operating activities. . . . . . .                 13,701    (113,342)
                                                ----------  ----------
Cash flows from investing activities:
Partnership's distributions from
 unconsolidated affiliated corporation         20,031,360     870,480
Partnership's distributions from
    unconsolidated venture . . . .                     --   5,428,163
                                                ----------  ----------
Net cash provided by (used in) investing
 activities. . . . . . . . . . . .             20,031,360   6,298,643
                                                ----------  ----------
Cash flows from financing activities:
Distributions to limited partners.            (19,280,858) (7,969,421)
Distributions to general
 partners. . . . . . . . . . . . .                (16,913)   (186,043)
                                                ----------  ----------
Net cash provided by (used in) financing
 activities. . . . . . . . . . . .            (19,297,771) (8,155,464)
                                                ---------- ----------
Net increase (decrease) in cash and
 cash equivalents. . . . . . . . .                747,290  (1,970,163)
Cash and cash equivalents,
 beginning of year . . . . . . . .              1,194,778    2,980,988
                                                ---------   ----------
Cash and cash equivalents,
 end of period . . . . . . . . . .            $ 1,942,068    1,010,825
                                                 ========    =========
Supplemental disclosure of
 cash flow information:
Cash paid for mortgage and
 other interest. . . . . . . . . .            $        --          --
                                                  ========  ==========
Non-cash investing and
 financing activities. . . . . . .            $        --          --
                                                  ========  ==========














                        See accompanying notes to financial statements.

                CARLYLE INCOME PLUS, L.P. - II
                    (A LIMITED PARTNERSHIP)

                NOTES TO FINANCIAL STATEMENTS

                    JUNE 30, 1999 AND 1998

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

  The accompanying financial statements include $524,161 and $1,038,270, respectively, of the Partnership's share of total operations of $1,204,000 and $2,383,028 for the six months ended June 30, 1999 and 1998 of unconsolidated properties sold or held for sale or disposition.

TRANSACTIONS WITH AFFILIATES

  The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Such costs recognized by the Partnership for the six months ended June 30, 1999 and 1998 aggregated $21,647 and $38,597, respectively. Costs totaling $17,588 were unpaid at June 30, 1999.

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

    The Partnership distributed in late May 1999 approximately $ 18,960,000 to the Holders of Interests ($295 per Interest) from the aforementioned sale proceeds and approximately $321,000 to the Holders of Interests ($5 per Interest) from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also distributed $16,913 to the General Partners, representing their share of Partnership operational cash flow and reserves, including those from offering proceeds. The General Partners will not receive their share of any distributions of proceeds from sales, as the subordination requirements of the Partnership Agreement necessary for the retention of sales proceeds by the General Partners will not be met.

    1225 CONNECTICUT AVENUE, N.W.

    Summary income statement information for 1225 Investment Corporation for the six months ended June 30, 1999 and 1998 is as follows:

                             1999        1998
                          ---------   ---------
 Total income. . . . .  .$ 2,050,000    3,946,000
                           =========     =========
 Operating earnings. . ..$ 1,204,000    2,374,426
                           =========     =========
 Partnership's share of
  operating earnings . ..$   524,161    1,033,825
                           =========     =========
 Gain (loss) on sale of
  property               $  (16,402)          --
                           =========     =========
 Partnership's share of gain
   (loss) on sale of
    property             $   (7,141)          --
                           =========     =========
 Extraordinary items .. .$ (281,281)          --
                           =========     =========
 Partnership's share of
   extraordinary items  .$ (122,456)          --
                           =========     =========


ADJUSTMENTS

 In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1999 and for the six months ended June 30, 1999 and 1998.
[FN]


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Partnership had cash and cash equivalents of approximately $1,942,000 at June 30, 1999. Such funds (together with remaining amounts to be received from the Partnership's unconsolidated affiliated corporation, 1225 Investment Corporation) are available for distributions to partners and for payment of the Partnership's remaining expenses and liabilities, with any remaining amounts to be distributed to the Holders of Interests and General Partners, pursuant to the Partnership Agreement, upon the expected liquidation of the Partnership in December, 1999, after the expiration of the representations and warranties given by 1225 Investment Corporation in connection with the sale of the 1225 Connecticut Avenue, N.W. office building.

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

  During 1997, 1998 and early 1999, unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers each sought to purchase less than 5% of the Interests in the Partnership at
amounts between $150 and $325 per Interest.    All of the above offers have
expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 5.94% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

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

    The Partnership distributed in late May 1999 approximately $ 18,960,000 to the Holders of Interests ($295 per Interest) from the aforementioned sale proceeds and approximately $321,000 to the Holders of Interests ($5 per Interest) from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also distributed $16,913 to the General Partners, representing their share of Partnership operational cash flow and reserves, including those from offering proceeds. The General Partners will not receive their share of any distributions of proceeds from sales, as the subordination requirements of the Partnership Agreement necessary for the retention of sales proceeds by the General Partners will not be met.

    With the sale of the 1225 Connecticut Avenue, N.W. office building, the Partnership has sold its interest in its last investment property. Having made the May 1999 cash distribution described above, the Partnership does not expect to make further cash distributions until the expiration of the representation and warranties in December 1999. Once any residual liabilities of the Partnership are extinguished, the Partnership expects to make a final distribution (currently expected to be approximately $40 per Interest) in December 1999 and terminate its affairs prior to the end of the year.


RESULTS OF OPERATIONS

    The increase in cash and cash equivalents and decrease in investment in unconsolidated affiliated corporation, at equity at June 30, 1999 as compared to December 31, 1998 is due primarily to the Partnership's receipt of $19,596,000 of dividends from current distributable sale proceeds and operational cash flow of 1225 Investment Corporation in April 1999. The Partnership distributed approximately $19,281,000 ($300 per Interest) of such dividends to the Holders of Interests and $16,913 to the General Partners in 1999.

    The increase in interest income for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 is attributable primarily to interest earned during the three and six months ended June 30, 1999 on the Partnership's share of distributable proceeds received from the March 1999 sale of the 1225 Connecticut Avenue office building. Such increase in interest income was partly offset by interest earned in 1998 on distributions totaling $5,100,000 received by the Partnership from the JMB/Landings venture during the three months ended March 31, 1998, a substantial portion of which represented the Partnership's share of the proceeds from the December 1997 sale of the Landings Shopping Center.

    The decrease in Partnership's share of operations of unconsolidated affiliated corporation for the three and six months ended June 30, 1999 as compared to the year-earlier periods is attributable primarily to the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building by 1225 Investment Corporation.

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

YEAR 2000

    The Corporate General Partner has determined that it does not expect that the consequences of the Partnership's Year 2000 issues would have a material effect on the Partnership's business, results of operations or financial condition. With the sale of its last investment property, the 1225 Connecticut Avenue, N.W. office building, the Partnership expects to terminate its affairs prior to the end of the year.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION



The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property owned during 1999:

                                                   1998              1999
                                         --------------------------------------------------
                                              At    At    At   At    At    At    At    At

                                             3/31  6/30  9/3012/31  3/31  6/30  9/30 12/31
                                             ----  ----  ---------  ----  ---- ----- -----


1.  1225 Connecticut
      Washington, D.C. .                      95%  100% 98.5%98.5%   N/A   N/A
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


  10.2   Real Property Purchase Agreement between 1225 Investment
         Corporation and BRE/Connecticut L.L.C., dated February 10, 1999.*

  10.3   Letter Agreement between 1225 Investment Corporation and
         BRE/Connecticut, L.L.C., dated March 4, 1999.*

  27.    Financial Data Schedule
________________

  *Hereby incorporated herein by reference to Exhibits 10.1 and 10.2 to the Partnership's Report on Form 8-K (File No. 0-17705) for March 29, 1999

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


                             CARLYLE INCOME PLUS, L.P.-II

                             BY:  JMB Realty Corporation
                                  (Corporate General Partner)




                             By:  Gailen J. Hull,
                                  Senior Vice President
                                  Date: August 13, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                  Gailen J. Hull,
                                  Principal Accounting Officer
                                  Date: August 13, 1999