Form 10-Q
period 1999-09-30
CARLYLE INCOME PLUS LP II
filed 1999-11-12
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:   CARLYLE INCOME PLUS, LTD. - II
      Commission File No. 000-17705
      Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the 3rd quarter September 30, 1999.


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



For the quarter ended September 30, 1999                  Commission file
                                                           number 0-17705



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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                CARLYLE INCOME PLUS, L.P.-II
                                                  (A LIMITED PARTNERSHIP)

                                                       BALANCE SHEETS

                                          SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                         (UNAUDITED)

                                                               A s s e t s
                                                            --------------

                                                          SEPTEMBER 30,         DECEMBER 31,
                                                              1999                  1998
                                                            ---------           ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . .  $    1,933,646            1,194,778
  Interest and other receivables. . . . . . . . . . . .           7,598                4,289
                                                             ----------           ----------
  Total current assets. . . . . . . . . . . . . . . . .       1,941,244            1,199,067
                                                             ----------           ----------
Investment in unconsolidated affiliated
  corporation, at equity. . . . . . . . . . . . . . . .         544,378           20,207,295
                                                             ----------           ----------
                                                        $     2,485,622           21,406,362
                                                             ==========           ==========







                                                CARLYLE INCOME PLUS, L.P.-II
                                                  (A LIMITED PARTNERSHIP)

                                                       BALANCE SHEETS

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                  --------------------------------------------------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . .    $     1,591                5,688
  Amounts due to affiliates . . . . . . . . . . . . . .          9,950                9,459
                                                            ----------           ----------
  Total current liabilities . . . . . . . . . . . . . .         11,541               15,147
                                                            ----------           ----------
Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
     Capital contributions. . . . . . . . . . . . . . .         25,000               25,000
     Cumulative net earnings (losses) . . . . . . . . .        807,749              788,432
     Cumulative cash distributions. . . . . . . . . . .     (1,278,423)          (1,261,510)
                                                             ---------            ---------
                                                              (445,674)            (448,078)
                                                             ---------            ---------
  Limited partners (64,269.53 interests):
     Capital contributions, net of
      offering costs and
      purchase discounts. . . . . . . . . . . . . . . .     55,256,131           55,256,131
     Cumulative net earnings (losses) . . . . . . . . .     13,487,947           13,126,627
     Cumulative cash distributions. . . . . . . . . . .    (65,824,323)         (46,543,465)
                                                            ----------           ----------
                                                             2,919,755           21,839,293
                                                            ----------           ----------
          Total partners' capital accounts. . . . . . .      2,474,081           21,391,215
                                                            ----------           ----------
                                                         $   2,485,622           21,406,362
                                                            ==========           ==========

                               See accompanying notes to financial statements.

                                                CARLYLE INCOME PLUS, L.P.-II
                                                   (A LIMITED PARTNERSHIP)


                                                  STATEMENTS OF OPERATIONS

                                  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                         (UNAUDITED)
                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                       1999        1998           1999                1998
                                   --------     ---------      -------             --------

Income:
 Interest income. . . . . . . . .$  21,918        14,452         163,519            88,136
                                   -------        -------         -------          -------
Expenses:
 Professional services. . . . . .       --         3,623          40,400            62,287
 General and
    administrative. . . . . . . .   13,322        20,780         110,925           142,166
                                   -------        -------         -------          -------
                                    13,322        24,403         151,325           204,453
                                   -------        -------         -------          -------
                                     8,596        (9,951)         12,194          (116,317)


                                                CARLYLE INCOME PLUS, L.P.-II
                                                   (A LIMITED PARTNERSHIP)

                                            STATEMENTS OF OPERATIONS - CONTINUED

Partnership's share of
 operations of
 unconsolidated
 affiliated corporation   . . . .           (26,121)      594,632         498,040         1,628,457
Partnership's share of
 operations of
 unconsolidated venture . . . . .               --             --              --             4,445
                                           --------     ---------        --------         ---------
 Net operating earnings (loss). .           (17,525)      584,681         510,234         1,516,585

Partnership's share of loss on
 sale of property by
 unconsolidated affiliated
 corporation. . . . . . . . . . .               --            --           (7,141)              --
                                            --------     ---------        --------        ---------

 Net earnings (loss) before
  extraordinary items . . . . . .           (17,525)      584,681         503,093         1,516,585

Partnership's share of
 extraordinary item of
 unconsolidated affiliated
 corporation-prepayment
 penalty. . . . . . . . . . . . .               --            --         (107,526)               --
Partnership's share of
 extraordinary item of
 unconsolidated affiliated
 corporation-write-off of
 unamortized deferred financing
 costs. . . . . . . . . . . . . .               --            --          (14,930)               --
                                           --------       --------        --------         ---------
 Net earnings (loss). . . . . . .         $ (17,525)       584,681        380,637          1,516,585
                                           ========       ========        ========         =========


Net earnings (loss) per
  limited partnership interest:

Net operating earnings (loss) . .         $    (.26)          9.09           7.54              20.70
Partnership's share of loss on
 sale of investment property
 by unconsolidated affiliated
 corporation. . . . . . . . . . .                --           --             (.11)               --
Partnership's share of
 extraordinary items (net) of
 unconsolidated affiliated
 corporation. . . . . . . . . . .                --           --            (1.81)               --
                                           ---------      --------       ---------         ---------
                                          $    (.26)          9.09           5.62              20.70
                                           =========      ========       =========         =========
Cash distributions per limited
 partnership interest . . . . . .         $      --           --           300.00             124.00
                                           =========      ========       =========         =========


                              See accompanying notes to financial statements.

                                                CARLYLE INCOME PLUS, L.P.-II
                                                   (A LIMITED PARTNERSHIP)

                                                  STATEMENTS OF CASH FLOWS

                                        NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                         (UNAUDITED)
                                                          1999                      1998
                                                      --------------           ------------
Cash flows from operating activities:
 Net earnings (loss). . . . . . . . . . . . .            $  380,637              1,516,585
 Items not requiring (providing)
  cash or cash equivalents:
 Partnership's share of operations
  of unconsolidated affiliated corporation,
  net of dividends. . . . . . . . . . . . . .              (498,040)            (1,628,457)
 Partnership's share of loss on sale of
  property by unconsolidated affiliated
  corporation . . . . . . . . . . . . . . . .                 7,141                    --
 Partnership's share of total
  extraordinary items of unconsolidated
  affiliated corporation. . . . . . . . . . .               122,456                    --
 Partnership's share of operations of
  unconsolidated venture, net of
  distributions . . . . . . . . . . . . . . .                    --                 (4,445)

Changes in:
 Interest and other receivables . . . . . . .                (3,309)                 7,654
 Accounts payable . . . . . . . . . . . . . .                (4,097)               (29,161)


                                                CARLYLE INCOME PLUS, L.P.-II
                                                   (A LIMITED PARTNERSHIP)
                                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                          1999                        1998
                                                        ------                      -------

 Amounts due to affiliates. . . . . . . . . .              491                      (8,501)

                                                    ----------                   ----------
 Net cash provided by (used in)
  operating activities. . . . . . . . . . . .            5,279                    (146,325)
                                                    ----------                   ----------
Cash flows from investing activities:
 Partnership's dividends from
  unconsolidated affiliated corporation . . . . .   20,031,360                   1,294,800
 Partnership's distributions from
  unconsolidated venture. . . . . . . . . . . . .          --                    5,428,163
                                                    ----------                   ----------
 Net cash provided by (used in) investing
  activities. . . . . . . . . . . . . . . . . . .   20,031,360                   6,722,963
                                                    ----------                   ----------
Cash flows from financing activities:
 Distributions to limited partners. . . . . . . . (19,280,858)                  (7,969,421)
 Distributions to general partners. . . . . . . .     (16,913)                    (186,043)
                                                    ----------                   ----------
 Net cash provided by (used in) financing
  activities. . . . . . . . . . . . . . . . . . . (19,297,771)                  (8,155,464)
                                                    ----------                  ----------

                                              CARLYLE INCOME PLUS, L.P.-II
                                                   (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF CASH FLOWS - CONTINUED

 Net increase (decrease) in cash and
  cash equivalents. . . . . . . . . . . . . . . .     738,868                   (1,578,826)
 Cash and cash equivalents,
  beginning of year . . . . . . . . . . . . . . .   1,194,778                    2,980,988
                                                    ---------                    ----------
 Cash and cash equivalents,
  end of period . . . . . . . . . . . . . . . . .  $ 1,933,646                   1,402,162
                                                    =========                    ==========
Supplemental disclosure of
  cash flow information:
  Cash paid for mortgage and
  other interest. . . . . . . . . . . . . . . . .$        --                        --
                                                    =========                    ==========
 Non-cash investing and
  financing activities. . . . . . . . . . . . . .$        --                        --
                                                    =========                    ==========












                              See accompanying notes to financial statements.

                          CARLYLE INCOME PLUS L.P. - II
                             (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 and 1998

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

   The accompanying financial statements include $498,040 and $1,628,457, respectively, of the Partnership's share of total operations of $1,144,000 and $3,740,000 for the nine months ended September 30, 1999 and 1998 of unconsolidated properties sold or held for sale or disposition.

                          CARLYLE INCOME PLUS L.P. - II
                             (A LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (Continued)


TRANSACTIONS WITH AFFILIATES

   The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998 were as follows:.
                                                                  Unpaid at
                                                                 September 30,
                                            1999          1998        1999
                                           -----        ------   -------------

Insurance commissions . . . . . . . .  $     603          2,652          --
Reimbursement (at cost)
 for salary and salary-
 related expenses . . . . . . . . . .     30,600         37,260        9,950
                                          ------          -----        -----
                                        $ 31,203         39,912        9,950
                                          ======         ======       ======

                          CARLYLE INCOME PLUS L.P. - II
                             (A LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1225 CONNECTICUT AVENUE

   On March 29, 1999, 1225 Investment Corporation completed the sale of the 1225 Connecticut Avenue, N.W. office building for a sale price of $52,960,000, payable in cash at closing (net of selling costs of approximately $1,103,000 and operating prorations of approximately $515,000). The Partnership's share of the sale proceeds, after payment by 1225 Investment Corporation to retire the existing mortgage indebtedness (scheduled to mature in February 2001) with a principal balance of $7,000,000 and payment of the associated prepayment penalty of approximately $247,000, was approximately $19,420,000. The sale resulted in no significant gain or loss on sale for financial reporting purposes to 1225 Investment Corporation, primarily as a result of value impairment provisions totaling $7,765,956 recorded by 1225 Investment Corporation in 1996 and 1998 (of which the Partnership's share was $3,381,297). Additionally, 1225 Investment Corporation expects to recognize a loss on sale in 1999 for Federal income tax purposes of approximately $1,900,000. However, the tax consequences to the Partnership are expected to consist of a loss on its investment in its unconsolidated affiliated corporation, 1225 Investment Corporation, of approximately $1,435,000 for Federal income tax purposes in 1999.

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

     In April 1999, the Partnership received a dividend of $19,596,000 from 1225 Investment Corporation, of which $18,987,600 represented the Partnership's share of current distributable proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $608,400 represented the Partnership's share of operations. The Partnership also received an operating dividend of $435,360 from 1225 Investment Corporation in February 1999.

     The Partnership distributed approximately $ 18,960,000 in late May 1999 to the Holders of Interests ($295 per Interest) from the aforementioned sale proceeds and approximately $321,000 to the Holders of Interests ($5 per Interest) from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also distributed $16,913 to the General Partners, representing their share of Partnership operational cash flow and reserves, including those from offering proceeds. The General Partners will not receive their share of any distributions of proceeds from sales, as the subordination requirements of the Partnership Agreement necessary for the retention of sales proceeds by the General Partners will not be met.


1225 CONNECTICUT AVENUE, N.W.

      Summary income statement information for 1225 Investment Corporation for the nine months ended September 30, 1999 and 1998 is as follows:
                                        1999           1998
                                    ---------         ---------
 Total income . . . . . . . . . .  $2,070,000         6,088,000
                                    =========         =========
 Operating earnings . . . . . . .  $1,144,000         3,740,000
                                    =========         =========
 Partnership's share of
  earnings. . . . . . . . . . . .  $  498,040         1,628,457
                                    =========         =========
 Gain (loss) on sale of
   property . . . . . . . . . . .  $  (16,402)            --
                                    =========        ==========
 Partnership's share of gain
  (loss) on sale of property. . .   $  (7,141)            --
                                    ==========       ==========
 Extraordinary items. . . . . . .   $(281,281)            --
                                    ==========       ==========
 Partnership's share of
  extraordinary items . . . . . .   $(122,456)            --
                                    ==========       ==========

ADJUSTMENTS

 In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The Partnership had cash and cash equivalents of approximately $1,934,000 at September 30, 1999. Such funds (together with remaining amounts to be received from the Partnership's unconsolidated affiliated corporation, 1225 Investment Corporation) are available for distributions to partners and for payment of the Partnership's remaining expenses and liabilities, with any remaining amounts to be distributed to the Holders of Interests and General Partners, pursuant to the Partnership Agreement, upon the expected liquidation of the Partnership in December 1999 (barring any unforeseen circumstances), after the expiration of the representations and warranties given by 1225 Investment Corporation in connection with the sale of the 1225 Connecticut Avenue, N.W. office building.

   Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

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

   On March 29, 1999, 1225 Investment Corporation completed the sale of the 1225 Connecticut Avenue, N.W. office building for a sale price of $52,960,000, payable in cash at closing (net of selling costs of approximately $1,103,000 and operating prorations of approximately $515,000). The Partnership's share of the sale proceeds, after payment by 1225 Investment Corporation to retire the existing mortgage indebtedness (scheduled to mature in February 2001) with a principal balance of $7,000,000 and payment of the associated prepayment penalty of approximately $247,000, was approximately $19,420,000. The sale resulted in no significant gain or loss on sale for financial reporting purposes to 1225 Investment Corporation, primarily as a result of value impairment provisions totaling $7,765,956 recorded by 1225 Investment Corporation in 1996 and 1998 (of which the Partnership's share was $3,381,297). Additionally, 1225 Investment Corporation expects to recognize a loss on sale in 1999 for Federal income tax purposes of approximately $1,900,000. However, the tax consequences to the Partnership are expected to consist of a loss on its investment in its unconsolidated affiliated corporation, 1225 Investment Corporation, of approximately $1,435,000 for Federal income tax purposes in 1999.

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

     In April 1999, the Partnership received a dividend of $19,596,000 from 1225 Investment Corporation, of which $18,987,600 represented the Partnership's share of current distributable proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $608,400 represented the Partnership's share of operations. The Partnership also received an operating dividend of $435,360 from 1225 Investment Corporation in February 1999.

     The Partnership distributed approximately $ 18,960,000 in late May 1999 to the Holders of Interests ($295 per Interest) from the aforementioned sale proceeds and approximately $321,000 to the Holders of Interests ($5 per Interest) from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also distributed $16,913 to the General Partners, representing their share of Partnership operational cash flow and reserves, including those from offering proceeds. The General Partners will not receive their share of any distributions of proceeds from sales, as the subordination requirements of the Partnership Agreement necessary for the retention of sales proceeds by the General Partners will not be met.

     With the sale of the 1225 Connecticut Avenue, N.W. office building, the Partnership has sold its interest in its last investment property. Having made the May 1999 cash distribution described above, the Partnership does not expect to make further cash distributions until the expiration of the representation and warranties in December 1999. Once any residual liabilities of the Partnership are extinguished or otherwise provided for, the Partnership expects to make a final distribution (currently expected to be approximately $40 per Interest) in December 1999 (barring any unforeseen circumstances) and terminate its affairs prior to the end of the year. The termination of the Partnership's affairs prior to the end of the year generally is contingent upon, among others things, 1225 Investment Corporation's winding up its affairs prior to the end of the year.


RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and decrease in investment in unconsolidated affiliated corporation, at equity at September 30, 1999 as compared to December 31, 1998 is due primarily to the Partnership's receipt of $20,031,360 of dividends from current distributable sale proceeds and operational cash flow of 1225 Investment Corporation in 1999. The Partnership distributed approximately $19,281,000 ($300 per Interest) of such dividends to the Holders of Interests and $16,913 to the General Partners in 1999.

     The increase in interest income for the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998 is attributable primarily to interest earned on the Partnership's share of distributable proceeds received from the March 1999 sale of the 1225 Connecticut Avenue office building. Such increase in interest income was partly offset by interest earned in 1998 on distributions totaling $5,100,000 received by the Partnership from the JMB/Landings venture during the three months ended March 31, 1998, a substantial portion of which represented the Partnership's share of the proceeds from the December 1997 sale of the Landings Shopping Center.

     The decrease in Partnership's share of operations of unconsolidated affiliated corporation for the three and nine months ended September 30, 1999 as compared to the year-earlier periods is attributable primarily to the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building by 1225 Investment Corporation.

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

YEAR 2000

     The Corporate General Partner has determined that it does not expect that the consequences of the Year 2000 issues would have a material effect on the Partnership's business, results of operations, financial condition or the winding up and termination of the Partnership. With the sale of its last investment property, the 1225 Connecticut Avenue, N.W. office building and barring any unforeseen circumstances, the Partnership expects to terminate its affairs prior to the end of the year.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                                        OCCUPANCY

The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property owned during 1999:

                                                                        1998                          1999
                                                              -------------------------     -------------------------
                                                             At      At     At      At     At      At      At     At

                                                            3/31    6/30   9/30   12/31   3/31    6/30    9/30  12/31
                                                            ----    ----   ----   -----   ----    ----   -----  -----

1.  1225 Connecticut Avenue
      Washington, D.C.. . . . . .                            95%    100%  98.5%   98.5%    N/A     N/A     N/A


_________________________

An "N/A" indicates that the property was sold and not owned by the Partnership's unconsolidated affiliated corporation at the end of the period.

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

   10.1 Real Property Purchase Agreement between 1225 Investment Corporation and BRE/Connecticut L.L.C., dated February 10, 1999.*

   10.2 Letter Agreement between 1225 Investment Corporation and BRE/Connecticut, L.L.C., dated March 4, 1999.*

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


                                      CARLYLE INCOME PLUS, L.P.-II

                                      BY:   JMB Realty Corporation
                                            (Corporate General Partner)




                                      By:   Gailen J. Hull,
                                            Senior Vice President
                                            Date:  November 10, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                      By:   Gailen J. Hull,
                                            Principal Accounting Officer
                                            Date:   November 10, 1999