Form 10-K405
period 1999-12-31
CARLYLE INCOME PLUS LP II
filed 2000-03-29
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:   Carlyle Income Plus, L.P. - II
      Commission File No. 0-17705
      Form 10-K

Gentlemen:

Transmitted, for the above-mentioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-K for the year ended December 31, 1999.

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

For the fiscal year
ended December 31, 1999         Commission file number 0-17705

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

Documents incorporated by reference:  None

          TABLE OF CONTENTS

                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .    3

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .    5

Item 4.       Submission of Matters to a
              Vote of Security Holders . . . . . . . . . . . .    5


PART II

Item 5.       Market for the Partnership's Limited
              Partnership Interests and
              Related Security Holder Matters. . . . . . . . .    5

Item 6.       Selected Financial Data. . . . . . . . . . . . .    6

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .    9

Item 7A.      Quantitative and Qualitative Disclosures
              about Market Risk. . . . . . . . . . . . . . . .   12

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .   13

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .   49


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .   49

Item 11.      Executive Compensation . . . . . . . . . . . . .   51

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .   52

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .   53

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .   53


PART IV

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .   55








                                       i

PART I

ITEM 1.  BUSINESS

      Unless otherwise indicated, all references herein to "Notes" are to Notes to Consolidated Financial Statements of Carlyle Income Plus, L.P. - II contained in this annual report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

      The registrant, Carlyle Income Plus, L.P.- II (the "Partnership") is a limited partnership formed in December 1987 and currently governed by the Revised Uniform Limited Partnership Act of the State of Delaware to invest in income-producing commercial and residential real property. On May 24, 1988, the Partnership commenced an offering to the public of $100,000,000 in Limited Partnership Interests ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 33-19463). A total of 64,264.53 Interests at $1,000 per Interest (fractional interests are due to a Distribution Reinvestment Program) were sold to the public between
May 24, 1988 and June 18, 1990.   The offering closed on April 30, 1990.  No
holder of Interests (hereinafter sometimes referred to as a "Limited
Partner") has made any additional capital contribution after such date.   The
Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

      The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. As of December 31, 1999, all of the Partnership's investments in real estate have been sold. Such equity investments were held by fee title and/or through joint venture partnership interests. None of the Partnership's real property investments were located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2038. The Partnership is self-liquidating in nature. Upon the sale of a particular property, the net proceeds, if any, were held for working capital, distributed or reinvested in existing properties rather than
invested in acquiring additional properties.   The Partnership currently
expects 1225 Investment Corporation to wind up its affairs by mid-2000, with the winding up of the Partnership's affairs expected sometime thereafter in 2000. The termination of the Partnership's affairs generally is contingent upon, among other things, 1225 Investment Corporation (a real estate investment trust in which the Partnership owns an approximate 44% interest) winding up its affairs.

      The Partnership made real property investments set forth in the following table:





NAME, TYPE OF PROPERTY                       DATE OF     SALE OR DISPOSITION
    AND LOCATION                   SIZE     PURCHASE                DATE         TYPE OF OWNERSHIP
-------------------------------- ----------------------------------------------- ----------------------
1.  The Landings
    Shopping Center
    Sarasota, Florida. .         94,000     8-16-88      12-30-97               fee ownership of land
                                  sq ft.                                        and improvements
                                  n.r.a.                                        (through a joint venture
                                                                                partnership) (a) (c)

2.  Ashby at McLean
    Apartments
    McLean, Virginia . .        250 units    2-28-90     8-26-96                fee ownership of land
                                                                                and improvements
                                                                                (through a joint venture
                                                                                partnership (a) (c)
3.  1225 Connecticut
    Avenue, N.W.
    Office Building
    Washington, D.C. . .         203,000     5-24-90     3-29-99                fee ownership of land
                                 sq.ft.                                         and improvements
                                 g.l.a.                                         (through a corporation)
                                                                                (b) (c)

----------


     (a) Reference is made to the Notes for a description of the joint venture partnership through which the Partnership made this real property investment.

     (b) Reference is made to the Notes relating to 1225 Investment Corporation for a description of the corporation through which the Partnership made this real property investment.

     (c) This property has been sold. Reference is made to the Notes for a further description of the sale of this real property investment.

Approximate occupancy levels for the Partnership's investment property which was owed during 1999 are set forth in the table in Item 2 below to which reference is hereby made.

     On March 29, 1999, the Partnership, through 1225 Investment Corporation, sold the 1225 Connecticut Avenue, N.W. office building. Reference is made to the Notes for a further description of such transaction.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners of the Partnership and their affiliates are set forth in Items 10 and 11 below to which reference is hereby made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

     The Partnership owned through joint venture partnerships and a corporation, interests in the properties referred to under Item 1 above to which reference is hereby made for a description of such properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1999 and 1998 for the Partnership's remaining investment property owned during 1999:

                                                                    1998                         1999
                                                          -------------------------    ---      -----------------------
                                                           At     At     At      At     At     At     At      At
                                Principal Business       3/31   6/30   9/30   12/31   3/31   6/30   9/30   12/31
                                ------------------       ----   ----   ----   -----   ----   ----  -----   -----

1.  1225 Connecticut
     Avenue, N.W. Office
     Building. . . . . . . . . .
     Washington, D.C.. . . . . .  Public                  95%   100%  98.5%   98.5%    N/A    N/A    N/A     N/A
                                  Accounting/
                                  Financial Services

----------
     An "N/A" indicates that the property was sold and not owned by the Partnership's unconsolidated affiliated corporation at the end of the period.

ITEM 3.  LEGAL PROCEEDINGS

      The Partnership is not subject to any pending material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during 1998 and 1999.

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

      As of December 31, 1999, there were 6,484 record holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

      Reference is made to Item 6 for a discussion of cash distributions to Limited Partners.

      Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

<caption
ITEM 6.  SELECTED FINANCIAL DATA

                                            CARLYLE INCOME PLUS, L.P. - II
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                YEARS ENDED DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995
                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                  1999              1998            1997            1996             1995
                             -------------     -------------    -----------    -------------    -------------
Total income . . . . . . .$         189,547          102,972        190,289        2,885,863        3,498,456
                             ==============     ============   ============     ============    =============
Earnings (loss)
 before gains (losses)
 on sales of investment
 properties  and extra-
 ordinary items. . . . . .$         537,807        1,252,220      2,315,269         (658,715)         636,648
Gain on sale of investment
 property, net of
 venture partner's
 share . . . . . . . . . .              --                --           --          2,524,162               --
Partnership's share of
 gain on sale of
 investment property
 by unconsolidated
 venture . . . . . . . . .              --                --        969,419             --                 --

Partnership's share
 of loss on sale of
 investment proper-
 ty by unconsoli-
 dated affiliated
 corporation . . . . . . .          (7,141)               --             --               --               --
Partnership's share
 of extraordinary
 items of unconsoli-
 dated affiliated
 corporation . . . . . . .        (122,456)               --             --               --               --
                              -------------     -------------  -------------     ------------    ------------
Net earnings (loss). . . .  $       408,210        1,252,220      3,284,688        1,865,447          636,648
                              =============     ============   ============      ============    ============

Net earnings (loss)
   per Interest (b):
Earnings (loss)
   before gains (losses)
   on sales of
   investment
   properties
   and extraordinary
   items . . . . . . . . .  $          7.95             16.06         34.22            (9.74)            9.41

Gain on sale of
   investment property,
   net of venture
   partner's share . . . .               --                --           --             38.88              --
Partnership's share of
   gain on sale of
   investment property
   by unconsolidated
   venture . . . . . . . .               --              --           14.93              --              --

Partnership's share
   of loss on sale of
   investment property
   by unconsolidated
   affiliated corpo-
   ration. . . . . . . . .            (.11)               --             --               --              --

Partnership's share
   of extraordinary
   items of unconsoli-
   dated affiliated
   corporation . . . . . .           (1.81)               --             --               --              --
                               ------------      ------------  ------------      -----------    ------------

Net earnings . . . . . . .    $       6.03             16.06          49.15            29.14            9.41
                               ============      ============  ============     ============    ============


Total assets . . . . . . .    $  2,543,300        21,406,362     29,020,192       28,511,534      49,373,424
                               ============      ============  ============     ============    ============

Cash distributions
 per Interest
 (c) . . . . . . . . . . .$          300.00           134.00         40.00            265.00           56.00
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $55,256,000(after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital requirements. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

        The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. During 1996, some of the holders of Interests in the Partnership received from third parties unaffiliated with the Partnership or the General Partners unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts between $350 and $400 per Interest. During 1997 and early 1998, other unaffiliated third parties made unsolicited tender offers to some of the holders of Interests. These offers each sought to purchase up to 4.9% of the Interests in the Partnership at amounts between $250 and $325 per Interest. Certain of these unaffiliated third parties made additional unsolicited tender offers in May and October, 1998. These offers each sought to purchase up to 4.9% of the Interests in the Partnership at amounts between $150 and $215 per Interest. In early 1999, another unaffiliated third party made an unsolicited tender offer to purchase up to 4.9% of the Interests at
$170 per Interest.  All of the above offers have expired.   The Special
Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 5.96% of the outstanding Interests have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

      The Partnership distributed approximately $18,960,000 in late May 1999 to the Holders of Interests ($295 per Interest) from the proceeds of the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building and approximately $321,000 to the holders of Interests ($5 per Interest) from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also distributed $16,913 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds.

      At December 31, 1999, the Partnership had cash and cash equivalents of
approximately $2,501,000.   The Partnership distributed $1,606,738 ($25 per
Interest) in February 2000 to the holders of Interests, which included $10.00 per Interest from the aforementioned sale proceeds and $15 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also distributed $50,739 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds. No further distributions of cash flow will be made until the liquidation of the Partnership. The General Partners have not received and will not receive their share of any distributions of proceeds from sales, as the subordination requirements of the Partnership Agreement necessary for the retention of sales proceeds by the General Partners will not be met.

1225 CONNECTICUT AVENUE, N.W.

      In March 1999, 1225 Investment Corporation executed an agreement with BRE/Connecticut L.L.C. for the sale of the 1225 Connecticut Avenue,N.W.
office building.   On March 29, 1999, 1225 Investment Corporation completed
the sale of the property for a sale price of $52,960,000 payable in cash at closing (subject to adjustment for selling costs of approximately $1,103,000 and operating prorations of approximately $515,000). The

Partnership's share of
the sale proceeds, after payment by 1225 Investment Corporation to retire the existing mortgage indebtedness (scheduled to mature in February 2001) with a principal balance of $7,000,000 and payment of the associated prepayment penalty of approximately $247,000, was approximately $19,420,000. The sale resulted in no significant gain or loss on sale for financial reporting purposes to 1225 Investment Corporation, primarily as a result of value impairment provisions totaling $7,765,956 recorded by 1225 Investment Corporation in 1996 and 1998 (of which Partnership's share was $3,381,297). Additionally, 1225 Investment Corporation recognized a loss on sale in 1999 for Federal income tax purposes of approximately $1,900,000. However, the tax consequences to the Partnership are expected to consist of a loss on its investment in unconsolidated affiliated corporation, 1225 Investment Corporation, of approximately $1,450,000 in 2000.

      In connection with the sale of this property, as is customary in such transactions, 1225 Investment Corporation agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to 1225 Investment Corporation, as scheduled on December 10, 1999.

      In April 1999, the Partnership received a dividend of $19,596,000 from 1225 Investment Corporation, of which $18,987,600 represented the Partnership's share of current distributable proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $608,400 represented the Partnership's share of operations. In December 1999, after the expiration of the aforementioned survival period for representations and warranties, the Partnership received a dividend of $573,120 from 1225 Investment Corporation, of which $435,360 represented the Partnership's residual share of proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $137,760 represented the Partnership's share of cash flow from operations. The Partnership also received an operating dividend of $435,360 from 1225 Investment Corporation in February 1999.

LANDINGS SHOPPING CENTER

      On December 30, 1997, the JMB/Landings joint venture sold the land and related improvements of the Landings Shopping Center. The sale price was $9,700,000 (before selling costs and prorations). Reference is made to the Notes for a further description of the sale.

ASHBY APARTMENTS

      In August 1996, the CIP/Ashby joint venture sold the land and related improvements of The Ashby at McLean Apartments. The sale price was $21,400,000 (before selling costs and prorations). Reference is made to the Notes for a further description of the sale.

GENERAL

      There are certain risks associated with the Partnership's investments made through joint ventures or corporations, including the possibility that the Partnership's joint venture partners or other stockholders in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners or other stockholders may have economic or business interests or goals that are inconsistent with those of the Partnership.

      With the sale of the 1225 Connecticut Avenue, N.W. office building, the
Partnership has sold its interest in its last investment property.   The
termination of the Partnership's affairs generally is contingent upon, among other things, 1225 Investment Corporation winding up its affairs.
The Partnership currently expects 1225 Investment Corporation to wind up its affairs by mid-2000, with the winding up of the Partnership's affairs expected sometime thereafter in 2000.

RESULTS OF OPERATIONS

      Reference is made to the Notes for additional information concerning the Partnership's real estate investments.

      At December 31, 1998, the Partnership owned, through an investment in an unconsolidated corporation, an interest in one operating investment property. This remaining investment property was sold in 1999.

      The increase in cash and cash equivalents and decrease in investment in unconsolidated affiliated corporation at December 31, 1999 as compared to December 31, 1998 is due primarily to the sale of 1225 Connecticut Avenue, N.W. office building and the Partnership's receipt of $20,604,480 of dividends from distributable sale proceeds and operational cash flow from 1225 Investment Corporation in 1999. The Partnership distributed approximately $19,281,000 ($300 per Interest) of such dividends to the holders of Interests and $16,913 to the General Partners in 1999.

      The increase in interest income for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is attributable primarily to interest earned on the Partnership's share of distributable proceeds received from the March 1999 sale of the 1225 Connecticut Avenue, N.W. office
building.   Such increase in interest income was partly offset by interest earned in 1998 on distributions totaling $5,100,000 received by the Partnership from the JMB/Landings venture during the three months ended March 31, 1998, a substantial portion of which represented the Partnership's share of the proceeds from the December 1997 sale of the Landings Shopping Center. The decrease in interest income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is due primarily to smaller average outstanding balances in the Partnership's interest-bearing cash and cash equivalents in 1998.

      The provision for value impairment of $241,000 in 1998 is due to the Partnership's reduction of the net carrying value of its investment in its unconsolidated affiliated corporation, 1225 Investment Corporation, as of December 31, 1998.

      The decrease in Partnership's share of operations of unconsolidated affiliated corporation for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is attributable primarily to the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building by 1225 Investment Corporation. The decrease in Partnership's share of operations of unconsolidated affiliated corporation for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is attributable primarily to the Partnership's share ($529,882) of the total provision for value impairment of $1,217,000 recorded by 1225 Investment Corporation at December 31, 1998.

      The decrease in Partnership's share of operations of unconsolidated venture for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is due primarily to the December 1997 sale of the Landings Shopping Center by the JMB/Landings venture.

      Partnership's share of loss on sale of property by unconsolidated affiliated corporation in 1999 is attributable to the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building by 1225 Investment Corporation.

      Partnership's share of gain on sale of investment property by unconsolidated venture in 1997 is attributable to the December 1997 sale of the Landings Shopping Center by the JMB/Landings venture.

      Partnership's share of extraordinary items of unconsolidated affiliated corporation in 1999 is due to the payment of a prepayment penalty associated with the retirement of the existing mortgage indebtedness by 1225 Investment Corporation with a portion of the sale proceeds from the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building and the write-off of unamortized deferred financing costs.


INFLATION

      Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on the operations of the Partnership. Due to the Partnership's sale of its last remaining investment property in 1999 and the expected winding up of the Partnership in 2000, inflation is not expected to significantly impact future operations.

YEAR 2000

      The Partnership has not experienced any material disruption in its operations in connection with the century change and does not expect any such disruption in the future. The Partnership has not needed to implement contingency plans, has not had any material remediation costs and does not anticipate that its future costs of remediation will be material. However, there can be no assurance that disruption may not occur in the future or that the costs of any required remediation may not be material. With the sale of its last investment property, the 1225 Connecticut Avenue N.W. office building and barring any unforeseen circumstances, the Partnership expects to terminate its affairs in 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        CARLYLE INCOME PLUS, L.P. - II
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                                     INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1999 and 1998
Consolidated Statements of Operations, years ended
  December 31, 1999, 1998 and 1997
Consolidated Statements of Partners'
 Capital Accounts (Deficits),
  years ended December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows, years ended
  December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

SCHEDULES NOT FILED:

      All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                          1225 INVESTMENT CORPORATION
                                (A CORPORATION)

                                     INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1999 and 1998
Statements of Operations, years ended December 31,
  1999, 1998 and 1997
Statements of Changes in Shareholders' Equity, years
  ended December 31, 1999, 1998 and 1997
Statements of Cash Flows, years ended December 31,
  1999, 1998 and 1997

Notes to Financial Statements


SCHEDULES NOT FILED:

      All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.










                         INDEPENDENT AUDITORS' REPORT

The Partners
CARLYLE INCOME PLUS, L.P. - II:

      We have audited the consolidated financial statements of Carlyle Income Plus, L.P.- II (a limited partnership) and consolidated venture as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Income Plus, L.P.- II and consolidated venture as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.







                                                KPMG LLP






Chicago, Illinois
March 20, 2000

                                            CARLYLE INCOME PLUS, L.P. - II
                                               (A LIMITED  PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                              CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31, 1999 AND 1998

                                                        ASSETS
                                                        ------

                                                                                    1999              1998
                                                                                ------------       -----------
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .    $    2,500,970         1,194,778
  Interest and other receivables . . . . . . . . . . . . . . . . . . . . .             9,713             4,289
                                                                                ------------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .         2,510,683         1,199,067
                                                                                ------------       -----------

Investment in unconsolidated affiliated corporation,
  at equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            32,617        20,207,295
                                                                                ------------       -----------

                                                                              $    2,543,300        21,406,362
                                                                                ============       ===========

                                            CARLYLE INCOME PLUS, L.P. - II
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE
                                        CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------

                                                                                    1999              1998
                                                                                ------------       -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       33,261             5,688
  Amounts due to affiliates  . . . . . . . . . . . . . . . . . . . . . . .             8,385             9,459
                                                                                ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .            41,646            15,147
                                                                                ------------       -----------

Commitments and contingencies

Partners' capital accounts (deficits):
    General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .            25,000            25,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .           809,128           788,432
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .        (1,278,423)       (1,261,510)
                                                                                ------------       -----------

                                                                                    (444,295)         (448,078)
                                                                                ------------       -----------
    Limited partners (64,269.53 interests):
      Capital contributions, net of offering
        costs and purchase discounts . . . . . . . . . . . . . . . . . . .        55,256,131        55,256,131
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .        13,514,141        13,126,627
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .       (65,824,323)      (46,543,465)
                                                                                ------------       -----------
                                                                                   2,945,949        21,839,293
                                                                                ------------       -----------
          Total partners' capital accounts
            (deficits) . . . . . . . . . . . . . . . . . . . . . . . . . .         2,501,654        21,391,215
                                                                                ------------       -----------
                                                                              $    2,543,300        21,406,362
                                                                                ============       ===========

                             See accompanying notes to consolidated financial statements.

                                            CARLYLE INCOME PLUS, L.P. - II
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                     YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                                   1999            1998               1997
                                                             ------------      ------------       ------------
Income:
  Interest income. . . . . . . . . . . . . . . . . . . .    $     189,547           102,972            190,289
                                                             ------------       -----------        -----------

Expenses:
  Professional services. . . . . . . . . . . . . . . . .           60,400            87,539             91,925
  General and administrative . . . . . . . . . . . . . .          150,739           178,613            194,876
  Provision for value impairment . . . . . . . . . . . .               --           241,000                --
                                                             ------------       -----------        -----------

                                                                  211,139           507,152            286,801
                                                             ------------       -----------        -----------
                                                                  (21,592)         (404,180)           (96,512)
Partnership's share of operations of uncon-
  solidated affiliated corporation . . . . . . . . . . .          559,399         1,651,955          2,078,083
Partnership's share of operations of
  unconsolidated venture . . . . . . . . . . . . . . . .               --             4,445            320,377
Venture partner's share of consolidated
  venture's operations . . . . . . . . . . . . . . . . .               --                --             13,321
                                                              ------------       -----------       -----------
       Earnings (loss) before gains (losses)
        on sales of investment properties and
        extraordinary items. . . . . . . . . . . . . . .          537,807         1,252,220          2,315,269
                                                              ------------       -----------      ------------
Partnership's share of loss on sale of investment
 property by unconsolidated affiliated corporation . . .           (7,141)               --                 --

Partnership's share of gain on sale of
 investment property by unconsolidated
 venture . . . . . . . . . . . . . . . . . . . . . . . .               --               --            969,419
                                                             ------------       -----------        -----------
   Earnings (loss) before extraordinary
    items. . . . . . . . . . . . . . . . . . . . . . . .          530,666         1,252,220         3,284,688

Partnership's share of extraordinary items
 of unconsolidated affiliated corporation. . . . . . . .         (122,456)              --                 --
                                                              ------------       -----------        -----------

  Net earnings (loss). . . . . . . . . . . . . . . . . .    $     408,210         1,252,220         3,284,688
                                                             ============       ===========        ===========
  Net earnings (loss) per
   limited partnership interest:
    Earnings (loss) before gains
     (losses) on sales of investment
     properties and extraordinary items. . . . . . . . .    $         7.95            16.06             34.22
    Partnership's share of loss on sale of
     investment property by unconsolidated
     affiliated corporation. . . . . . . . . . . . . . .             (.11)              --                 --
    Partnership's share of gain on sale
     of investment property by unconsolidated
     venture . . . . . . . . . . . . . . . . . . . . . .               --               --              14.93
    Partnership's share of extraordinary
     items (net) of unconsolidated
     affiliated corporation. . . . . . . . . . . . . . .            (1.81)              --                --
                                                              -----------        ----------       ------------
Net earnings . . . . . . . . . . . . . . . . . . . . . .    $        6.03             16.06             49.15
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

                                             CARLYLE INCOME PLUS, L.P. - II
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                      YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             GENERAL PARTNERS                 LIMITED PARTNERS (64,269.53 INTERESTS)
             ---------------------------------------------    --------------------------------------
                                                                      CONTRI-
                                                                      BUTIONS,
                             NET                                      NET OF        NET
                CONTRI-    EARNINGS        CASH                      OFFERING     EARNINGS      CASH
                BUTIONS     (LOSS)     DISTRIBUTIONS    TOTAL         COSTS        (LOSS)   DISTRIBUTIONS      TOTAL
                -------   ----------   ------------- -----------   -----------   ---------- -------------   -----------


Balance
 (deficit) at
December 31,
 1996. . . . . .$ 25,000    443,106      (906,336)     (438,230)  55,256,131    8,935,045    (35,360,568)     28,830,608
Net earnings
 (loss). . . . .     --     125,457           --        125,457        --       3,159,231          --          3,159,231
Cash dis-
 tributions
 ($40.00 per
 limited
 partnership
 interest) . . .   --          --        (135,305)     (135,305)       --           --        (2,570,781)    (2,570,781)
               --------   ---------       --------     ---------  ----------   ----------     -----------    -----------

Balance (deficit)
 at December
 31, 1997. . . .25,000     568,563     (1,041,641)     (448,078) 55,256,131    12,094,276    (37,931,349)     29,419,058
Net earnings
 (loss). . . . .   --      219,869            --        219,869         --      1,032,351            --        1,032,351
Cash dis-
 tributions
 ($134.00 per
 limited
 partnership
 interest) . . .   --          --        (219,869)     (219,869)         --           --      (8,612,116)    (8,612,116)
                -------   ---------      ---------     --------- -----------   ----------     -----------    -----------
Balance (deficit)
 at December
 31, 1998. . . . 25,000     788,432    (1,261,510)     (448,078)  55,256,131   13,126,627    (46,543,465)     21,839,293

Net earnings
 (loss). . . . .     --      20,696             --       20,696           --      387,514              --        387,514
Cash dis-
 tributions
 ($300.00 per
 limited
 partnership
 interest) . . .     --          --       (16,913)      (16,913)         --           --     (19,280,858)   (19,280,858)
                -------    --------       --------      --------    --------     --------     ----------     ----------
Balance (deficit)
 at December
 31, 1999. . . .$ 25,000    809,128    (1,278,423)     (444,295)  55,256,131   13,514,141    (65,824,323)      2,945,949
                =======   =========      ========      ========= ===========   ==========    ============   ============






                              See accompanying notes to consolidated financial statements.

                                      CARLYLE INCOME PLUS, L.P. - II
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 1999                1998             1997
                                                              -----------        -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .    $     408,210          1,252,220         3,284,688
  Items not requiring (providing) cash or
   cash equivalents:
    Provision for value impairment . . . . . . . . . . .               --            241,000               --
    Partnership's share of operations of
      unconsolidated corporation,
      net of dividends . . . . . . . . . . . . . . . . .         (559,399)        (1,651,955)       (2,078,083)
    Partnership's share of operations of
      unconsolidated venture, net of
      distributions. . . . . . . . . . . . . . . . . . .               --             (4,445)         (320,377)
    Venture partner's share of consolidated
      venture's operations . . . . . . . . . . . . . . .               --                --            (13,321)
    Partnership's share of loss on sale of
     investment property by unconsolidated
     affiliated corporation. . . . . . . . . . . . . . .            7,141                --                 --
    Partnership's share of gain on sale
     of investment property by unconsolidated
     venture . . . . . . . . . . . . . . . . . . . . . .               --                --           (969,419)
    Partnership's share of total extraordinary
     items of unconsolidated affiliated corporation. . .          122,456                --                 --

  Changes in:
    Interest and other receivables . . . . . . . . . . .           (5,424)             8,617            12,442
    Accounts payable . . . . . . . . . . . . . . . . . .           27,573            (26,073)          (40,097)
    Amounts due to affiliates. . . . . . . . . . . . . .           (1,074)            (7,992)           12,063
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .             (517)          (188,628)         (112,104)
                                                              -----------        -----------       -----------
Cash flows from investing activities:

                                      CARLYLE INCOME PLUS, L.P. - II
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                  1999               1998             1997
                                                               -----------        -----------       -----------
  Partnership's dividends from
    unconsolidated affiliated corporation. . . . . . . .       20,604,480          1,806,240         1,893,840
  Partnership's distributions from
    unconsolidated venture . . . . . . . . . . . . . . .               --          5,428,163               --
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .       20,604,480          7,234,403         1,893,840
                                                              -----------        -----------       -----------
Cash flows from financing activities:
  Distributions to venture partner . . . . . . . . . . .               --                 --           (28,589)
  Distributions to limited partners. . . . . . . . . . .      (19,280,858)        (8,612,116)       (2,570,781)
  Distributions to general partners. . . . . . . . . . .          (16,913)          (219,869)         (135,305)
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .      (19,297,771)        (8,831,985)       (2,734,675)
                                                              -----------        -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . .        1,306,192         (1,786,210)         (952,939)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .        1,194,778          2,980,988         3,933,927
                                                              -----------        -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .    $   2,500,970          1,194,778         2,980,988
                                                              ===========        ===========       ===========
Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and other interest. . . . . . .    $          --                 --               --
                                                              ===========        ===========       ===========
  Non-cash investing and financing activities. . . . . .    $          --                 --               --
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

                       CARLYLE INCOME PLUS, L.P. - II
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


OPERATIONS AND BASIS OF ACCOUNTING

     General

      The Partnership held, (either by purchase of stock or through joint ventures) an equity investment portfolio of real estate in the United States. Business activities consisted of rentals to a variety of commercial and retail entities, rentals to individuals, and the ultimate sale of such real estate. All properties have been sold as of December 31, 1999. The Partnership currently expects 1225 Investment Corporation to wind up its affairs by mid-2000, with the winding up of the Partnership's affairs expected sometime thereafter in 2000. The termination of the Partnership's affairs generally is contingent upon, among other things, 1225 Investment Corporation winding up its affairs.

      The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, CIP/Ashby Partners
("CIP/Ashby"), whose property was sold in August 1996.   The effect of all
transactions between the Partnership and the consolidated venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in JMB/Landings Associates ("JMB/Landings"), whose property was sold in December 1997, and 1225 Investment Corporation ("1225 Connecticut Avenue, N.W."), whose property was sold in March 1999. Accordingly, the accompanying consolidated financial statements do not include the accounts of JMB/Landings or 1225 Connecticut Avenue, N.W.

      The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1999 and 1998 is summarized as follows:


                                                    1999                                        1998
                                          -------------------------------       ------------------------------
                                                               TAX BASIS                             TAX BASIS
                                            GAAP BASIS        (Unaudited)         GAAP BASIS        (Unaudited)
                                           ------------       -----------      ------------        -----------

Total assets . . . . . . . . . . . . .  $     2,543,300        12,662,080        21,406,362         31,954,945
Partners' capital
 accounts (deficit):
  General Partners . . . . . . . . . .         (444,295)         (665,373)         (448,078)          (647,647)
  Limited Partners . . . . . . . . . .        2,945,949        13,300,591        21,839,293         32,596,907
Net earnings (loss):
  General Partners . . . . . . . . . .           20,696              (813)          219,869             78,901
  Limited Partners . . . . . . . . . .          387,514           (15,458)        1,032,351          1,499,083
Net earnings (loss)
 per limited partnership
 interest. . . . . . . . . . . . . . .             6.03              (.24)            16.06              23.32
                                            ===========       ===========       ===========        ===========


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

      Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions or dividends from unconsolidated investments are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($2,300,000 and $1,119,778 at December 31, 1999 and 1998, respectively)
as cash equivalents, which includes investments in an institutional mutual fund which holds United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

      No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

INVESTMENT PROPERTIES

      The Partnership had acquired, either by purchase of stock or through joint ventures, interests in an apartment building, a shopping center and an office building. At December 31, 1999, all of these properties were sold. Under certain circumstances, the Partnership may have been required to make cash contributions to the ventures either pursuant to the venture agreements or due to the Partnership's obligations as a general partner. The cost of the investment properties represented the total cost to the Partnership plus certain acquisition costs.

      Depreciation on the properties had been provided over the estimated useful lives of the various components as follows:
                                                         YEARS
                                                         -----
          Buildings and improvements --
            straight-line. . . . . . . . . . . . .         30
          Personal property --
            straight-line. . . . . . . . . . . . .          5
                                                           ==
       Maintenance and repair expenses were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

       The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 required that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would have been the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale when the Partnership had committed to a plan to sell such property and active marketing activity had commenced or was expected to commence in the near term. The Partnership and its unconsolidated affiliated corporation had committed to such a plan as of December 31, 1996 for 1225 Connecticut Avenue, N.W. office building, which was sold in March 1999.

In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower ofcarrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any significant effect on the Partnership's financial position, results of operations or liquidity.

       The accompanying consolidated financial statements include $559,399, $1,656,400 and $2,398,460, respectively, of the Partnership's share of total operations of $1,284,938, $3,803,422, and $5,413,567 for the years ended
December 31, 1999, 1998 and 1997 of unconsolidated properties sold or held for sale or disposition.

       JMB/Landings

       In August 1988, the Partnership, through JMB/Landings Associates, a joint venture partnership with Carlyle Income Plus, Ltd. ("CIP-I"), another partnership sponsored by the General Partners of the Partnership, acquired a 50% interest in The Landings Shopping Center, located in Sarasota, Florida.

       JMB/Landings purchased the shopping center for a purchase price of $13,100,000, which was paid in cash at closing. The terms of the JMB/Landings partnership agreement provided generally that annual cash flow, sale proceeds and tax items were to be distributed or allocated based on the capital contributions made by each partner. Distributions and allocations were made 50% to the Partnership.

       As of December 31, 1996, JMB/Landings had committed to a plan to sell the property and therefore the property was classified by the JMB/Landings venture as held for sale and was not subject to continued depreciation as of that date.

       JMB/Landings sold the land and related improvements of The Landings Shopping Center in December 1997 for a sale price of $9,700,000.
JMB/Landings received the sale price in cash at closing, net of selling costs and prorations. The sale resulted in a gain of approximately $1,939,000 to JMB/Landings for financial reporting purposes (of which the Partnership's share was approximately $970,000), primarily as a result of a value impairment provision of $3,500,000 (of which the Partnership's share was $1,750,000) recorded by JMB/Landings in 1995. In addition, JMB/Landings recognized a loss on sale of approximately $1,448,000 for Federal income tax reporting purposes in 1997 (of which the Partnership's share was approximately $724,000). In connection with the sale of this property, as is customary in such transactions, JMB/Landings agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to JMB/Landings, as scheduled in late June, 1998. The remaining funds of the JMB/Landings venture were distributed to the venture partners in late June, 1998.

An affiliate of the General Partners of the Partnership managed the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the year ended December 31, 1997 were $41,809.

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

       In August 1996, CIP/Ashby sold The Ashby for a sale price of $21,400,000, which was paid in cash at closing.

       In connection with the sale of this property, as is customary in such transactions, CIP/Ashby agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to CIP/Ashby, as scheduled in late August, 1997. The CIP/Ashby venture was liquidated in 1997.


       1225 Connecticut Avenue, N.W.

       In May 1990, the Partnership acquired approximately 44% of the common stock of a newly formed Delaware corporation (1225 Investment Corporation), owned jointly with entities originally advised by affiliates of the General Partners. 1225 Investment Corporation acquired an office building located in Washington, D.C., known as 1225 Connecticut Avenue, N.W., an eight-story building with approximately 203,000 rentable square feet and three levels of subsurface parking.

       1225 Investment Corporation purchased 1225 Connecticut Avenue, N.W. office building for a purchase price of approximately $54,125,000, including the assumption of existing indebtedness of $2,700,000. The Partnership contributed $24,000,000 for its approximate 44% interest in the stock of 1225 Investment Corporation. 1225 Investment Corporation has qualified as a real estate investment trust ("REIT") pursuant to sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Partnership has received approximately 44% of 1225 Investment Corporation's dividends. Such dividends distributed from operations generally constitute taxable income to the Partnership.
       As the 1225 Investment Corporation had committed to a plan to sell the property, the property was classified as held for sale as of December 31, 1996 and, therefore, was not subject to continued depreciation as of that date. 1225 Investment Corporation began marketing the 1225 Connecticut Avenue office building for sale during the second quarter of 1998.

       In response to the uncertainty relating to 1225 Investment Corporation's ability to recover the net carrying value of 1225 Connecticut Avenue, N.W. office building through future operations and sale, 1225 Investment Corporation, as a matter of prudent accounting practice for financial reporting purposes, recorded a provision for value impairment in 1996 in the amount of $6,548,956 (of which the Partnership's share was
$2,851,415).   An additional provision for value impairment of $1,217,000 (of which the Partnership's share was $529,882) was recorded at December 31, 1998 to reflect the then current estimated fair value, less costs to sell, of the property.

       In response to the uncertainty relating to the Partnership's ability to recover the net carrying value of its investment in its unconsolidated affiliated corporation, 1225 Investment Corporation, through future operations and sale during the estimated holding period, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of $241,000 as of December 31, 1998. Such provision was recorded to reduce the net carrying value of the investment to its the then estimated fair value.

       The property was managed by a third party management company for a fee equal to 2.5% of the property's gross operating receipts.

         In March 1999, 1225 Investment Corporation executed an agreement with BRE/Connecticut L.L.C. for the sale of the 1225 Connecticut Avenue,N.W. office building. On March 29, 1999, 1225 Investment Corporation completed the sale for a sale price of $52,960,000, payable in cash at closing (subject to adjustment for selling costs of approximately $1,103,000 and operating prorations of approximately $515,000). The Partnership's share of the sale proceeds, after payment by 1225 Investment Corporation to retire the existing mortgage indebtedness with a principal balance of $7,000,000 and payment of the associated prepayment penalty of approximately $247,000, was approximately $19,420,000. The sale resulted in no significant gain or loss on sale for financial reporting purposes to 1225 Investment Corporation, primarily as a result of the aforementioned value impairment provisions totaling $7,765,956 recorded by 1225 Investment Corporation in 1996 and 1998 (of which the Partnership's share was $3,381,297). Additionally, 1225 Investment Corporation expects to recognize a loss on sale in 1999 for Federal income tax purposes of approximately $1,900,000. However, the tax consequences to the Partnership are expected to consist of a loss on its investment in its unconsolidated affiliated corporation, 1225 Investment Corporation, of approximately $1,450,000 in 2000.

       In connection with the sale of this property, as is customary in such transactions, 1225 Investment Corporation agreed to certain representations and warranties with a stipulated survival period which expired, with no liability to 1225 Investment Corporation, as scheduled, on December 10, 1999.

       In April 1999, the Partnership received a dividend of $19,596,000 from 1225 Investment Corporation, of which $18,987,600 represented the Partnership's share of current distributable proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $608,400 represented the

Partnership's share of operations. In December 1999, after the expiration of the aforementioned survival period for representations and warranties, the Partnership received a dividend of $573,120 from 1225 Investment Corporation, of which $435,360 represented the Partnership's residual share of proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $137,760 represented the Partnership's share of cash flow from operations. The Partnership also received an operating dividend of $435,360 from 1225 Investment Corporation in February 1999.

PARTNERSHIP AGREEMENT

       Pursuant to the terms of the Partnership Agreement, profits and losses of the Partnership from operations are generally allocated first to the General Partners in an amount equal to the greater of the General Partners' share of "Disbursable Cash" (as described below) or 1%. Profits from the sale or other disposition of investment properties are generally allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions of the proceeds of any such sale or other disposition (as described below) or 1% of the total profits from any such sale or other disposition, plus an amount which would reduce deficits (if any) in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale or other disposition of investment properties are to be allocated 1% to the General Partners.

       The General Partners have made capital contributions of $25,000. Except as required upon dissolution and liquidation of the Partnership or the General Partners' interests in the Partnership, the General Partners are not required to make any additional capital contributions. (Upon liquidation of the Partnership, each General Partner will be required to make a capital contribution to the Partnership in the amount of such General Partner's deficit balance in its capital accounts as determined for Federal income tax purposes) "Disbursable Cash" of the Partnership is to be distributed 93% to the holders of Interests and 7% to the General Partners; provided, however, that receipt by the General Partners of two of such seven percentage points of disbursable cash otherwise distributable to them in any fiscal year will be subject to receipt by the holders of Interests of a 6% return for such year on their "Average Adjusted Capital Contribution" on a noncumulative basis. Distributions of "Sale Proceeds" are to be initially allocated 99% to the holders of Interests and 1% to the General Partners. However, upon the completion of the liquidation of the Partnership and final distribution of all Partnership funds, all previous distributions of sale proceeds to the General Partners are to be repaid to the Partnership to the extent that the holders of Interests have not received sale proceeds equal to their initial capital investment plus a 6% return thereon (as defined). After receipt by the holders of Interests of such preferred return, further distributions of sale proceeds are to be allocated to the General Partners until the General Partners have received distributions in an amount equal to 3% of the aggregate selling prices of all properties sold, with the remaining balance to be distributed 85% to the holders of Interests and 15% to the General Partners; provided, however, that such 3% and 15% of sale proceeds distributable to the General Partners are subordinate to the holders of Interests' receipt of a 9% return on their investment. Since the holders of Interests will not receive an amount equal to their initial contributed capital from the aggregate sale proceeds of all of the Partnership's investment properties, the General Partners will not receive their share of any distributions of proceeds from sales.

TRANSACTIONS WITH AFFILIATES

       All of the Partnership's properties were at one time managed by an affiliate of the General Partners for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets was acting as the property manager of The Ashby at McLean Apartments and 1225

Connecticut Ave. N.W. office building after the assignment on the same terms that existed prior to the assignment. The Landings Shopping Center continued to be managed by an affiliate of the General Partners through the date of its sale in December 1997.

       The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1999 and for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                                                    UNPAID AT
                                                                                                   DECEMBER 31,
                                                    1999            1998             1997             1999
                                                  --------        --------         --------      --------------
Insurance commissions. . . . . . . . . . .      $      603           3,255            3,575              --
Reimbursement (at cost) for
 accounting services . . . . . . . . . . .           1,591           8,417           16,910                40
Reimbursement (at cost) for
 portfolio management services . . . . . .          21,313          27,437           17,387             5,400
Reimbursement (at cost) for
 legal services. . . . . . . . . . . . . .           5,283           3,621            3,322               149
Reimbursement (at cost) for
 administrative charges and
 other out-of-pocket-expenses  . . . . . .           2,796           3,598            3,507             2,796
                                                  --------        --------         --------            ------

                                                $   31,586          46,328           44,701             8,385
                                                  ========        ========         ========            ======

________


All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.


INVESTMENT IN UNCONSOLIDATED VENTURE

      Summary financial information for JMB/Landings (which sold its investment property in December 1997) as of and for the six months ended June
30, 1998 (the date of liquidation of the JMB/Landings venture) is as follows:


                                                   1998
                                                -----------
Current assets . . . . . . . . . . .                     --
Current liabilities. . . . . . . . . . . . .             --
                                                -----------
          Working capital. . . . . . . . . .             --

Venture partner's equity . . . . . . . . . .             --
                                                -----------

          Partnership's capital. . . . .                 --
                                                ===========

Represented by:
  Invested capital . . . . . . . . . . . . .   $         --
  Cumulative distributions . . . . . . . . .             --
  Cumulative earnings. . . . . . . . . . . .             --
                                                -----------
                                                         --
                                                ===========

Total income . . . . . . . . . . . . . . . .   $     18,812
                                                ===========

Expenses applicable to
 earnings. . . . . . . . . . . .               $      9,498
                                                ===========
Earnings (loss). . . . . . . . . . . . . . .   $      9,314
                                                 ==========
Partnership's share of earnings (loss) . . .   $      4,445
                                                ===========

   The total income, expenses applicable to operating earnings and net earnings for the above venture for the year ended December 31, 1997 were $960,184, $319,430 and $640,754, respectively. Total gain on sale of property was $1,938,838 for the year ended December 31, 1997.

INVESTMENT IN UNCONSOLIDATED AFFILIATED CORPORATION

     Summary financial information for 1225 Investment Corporation (which sold its investment property in March 1999) as of and for the years ended December
31, 1999 and 1998 are as follows:

                                                    1999            1998
                                                -----------      -----------
Current assets . . . . . . . . . . . . . . .   $    106,379        1,863,862
Current liabilities. . . . . . . . . . . . .        (37,361)        (341,903)
                                                -----------      -----------

          Working capital. . . . . . . . . .         69,018        1,521,959

Property held for sale or
 disposition . . . . . . . . . . . . . . . .             --       51,854,000
Other assets . . . . . . . . . . . . . . . .             --           34,295
Long-term debt . . . . . . . . . . . . . . .             --       (7,000,000)
Affiliated shareholders' (equity) deficit  .        204,599      (25,961,959)
Provision for value impairment . . . . . . .       (241,000)        (241,000)
                                                -----------      -----------
          Partnership's equity in
            unconsolidated affiliated
             corporation . . . . . . . . . .   $     32,617       20,207,295
                                                ===========      ===========
Represented by:
  Stock purchase and additional
   paid-in-capital . . . . . . . . . . . .     $ 24,429,164       24,429,164
  Cumulative dividends . . . . . . . . . . .    (34,631,510)     (14,027,030)
  Cumulative earnings. . . . . . . . . . . .     10,475,963       10,046,161
  Provision for value impairment . . . . . .             --         (241,000)
                                                -----------      -----------
                                               $    273,617       20,207,295
                                                ===========      ===========
Total income . . . . . . . . . . . . . . . .   $  2,084,269        8,101,051
                                                ===========      ===========
Expenses applicable
 to operating earnings
 (including a $1,217,000 provision
  for value impairment in 1998). . . . . .     $    799,331        4,306,943
                                                ===========      ===========
Operating earnings (loss). . . . . . . . . .   $  1,284,938        3,794,108
                                                ===========     ============
Partnership's share of operating
 earnings (loss) . . . . . . . . . . . . . .   $    559,399        1,651,955
                                                ===========     ============

Gain (loss) on sale of property. . . . . . .   $    (16,402)              --
                                                ============    =============
Partnership's share of gain (loss)
 on sale of property . . . . . . . . . . . .   $     (7,141)              --
                                                ============    =============

Extraordinary items. . . . . . . . . . . . .   $   (281,281)              --
                                                ============    =============

Partnership's share of extraordinary items .   $   (122,456)              --
                                                ============    =============

      The total income, expenses applicable to operating earnings and net earnings (loss) for the above corporation for the year ended December 31, 1997 were $7,878,414, $3,105,601 and $4,772,813, respectively.
SUBSEQUENT EVENT

      In February 2000, the Partnership made a cash distribution of $1,606,738 ($25.00 per Interest) to the holders of Interests, which included
$10 per Interest from the proceeds of the March 1999 sale of the 1225
Connecticut Avenue, N.W. office building and $15 per Interest from Partnership operational cash flow and reserves. The Partnership also paid a distribution of $50,739 to the General Partners, which represented their share of Partnership operational cash flow and reserves. The General
Partners will not receive their share of any distributions of proceeds from sale, as discussed above.







                         INDEPENDENT AUDITORS' REPORT



The Partners
Carlyle Income Plus, L.P.- II:

      We have audited the financial statements of 1225 Investment Corporation as listed in the accompanying index. These financial statements are the responsibility of the Management of the Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1225 Investment Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.





                                            KPMG LLP






Chicago, Illinois
March 20, 2000

                                              1225 INVESTMENT CORPORATION
                                                    (A CORPORATION)

                                                    BALANCE SHEETS

                                              DECEMBER 31, 1999 AND 1998

                                                        ASSETS
                                                        ------
                                                                                     1999             1998
                                                                                ------------       -----------
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .    $       97,957         1,758,120
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .           105,940            75,093
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --            30,649
                                                                                ------------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .           203,897         1,863,862

Property held for sale or disposition. . . . . . . . . . . . . . . . . . .               --         51,854,000

Deferred costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --             34,295
                                                                                ------------       -----------

                                                                               $     203,897        53,752,157
                                                                                ============        ===========

                                             1225 INVESTMENT CORPORATION
                                                    (A CORPORATION)

                                              BALANCE SHEETS - CONTINUED



                                         LIABILITIES AND SHAREHOLDERS' EQUITY
                                         ------------------------------------
                                                                                    1999              1998
                                                                                ------------       -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     134,879            89,613
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .                --           211,573
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . .                --            40,717
                                                                                ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .           134,879           341,903

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .                --                --
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --         7,000,000
                                                                                ------------       -----------

Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .           134,879         7,341,903

Shareholders' equity:
  Common stock, $1 par value per share
    100,000 shares authorized; 55,128 shares issued and
    outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            55,128            55,128
  Additional paid-in-capital . . . . . . . . . . . . . . . . . . . . . . .        55,503,444        55,503,444
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (79,545,242)      (32,216,751)
  Accumulated earnings . . . . . . . . . . . . . . . . . . . . . . . . . .        24,055,688        23,068,433
                                                                                ------------       -----------
          Total shareholders' equity . . . . . . . . . . . . . . . . . . .            69,018        46,410,254
                                                                                ------------       -----------
                                                                              $      203,897        53,752,157
                                                                                ============       ===========


                                    See accompanying notes to financial statements.

                                              1225 INVESTMENT CORPORATION
                                                    (A CORPORATION)

                                               STATEMENTS OF OPERATIONS

                                     YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                  1999               1998              1997
                                                              -----------        ----------         ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .    $   1,860,447         8,019,745          7,801,276
  Interest income. . . . . . . . . . . . . . . . . . . .          151,309            81,306             77,138
                                                              -----------        ----------         ----------
                                                                2,011,756         8,101,051          7,878,414
                                                              -----------        ----------         ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .          120,793           488,600            488,600
  Property operating expenses. . . . . . . . . . . . . .          493,603         2,357,144          2,385,689
  Amortization of deferred costs . . . . . . . . . . . .               --            17,147             17,148
  General and administrative . . . . . . . . . . . . . .          112,422           227,052            214,164
  Provision for value impairment . . . . . . . . . . . .              --          1,217,000                --
                                                              -----------        ----------         ----------
                                                                  726,818         4,306,943          3,105,601
                                                              -----------        ----------         ----------

          Earnings before loss on sale of
           investment property and extraordinary
           items . . . . . . . . . . . . . . . . . . . .        1,284,938         3,794,108          4,772,813

Loss on sale of investment property. . . . . . . . . .            (16,402)               --                  --
                                                              ------------        ----------         ----------


          Earnings (loss) before extraordinary items . .        1,268,536         3,794,108          4,773,813

Extraordinary items:
    Long-term debt prepayment penalty. . . . . . . . . .         (246,986)               --                 --
    Write-off of unamortized deferred financing costs. .          (34,295)               --                 --
                                                                ---------         ----------          ---------
          Net earnings (loss). . . . . . . . . . . . . .     $    987,255          3,794,108          4,772,813
                                                                =========         ==========          =========

                                    See accompanying notes to financial statements.

                                               1225 INVESTMENT CORPORATION
                                                     (A CORPORATION)

                                      STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                      YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                   OTHER SHAREHOLDERS
                                 -----------------------------------------------------------------
                                                                          NET
                                                   NET CAPITAL         EARNINGS         DIVIDENDS
                                                     INVESTED           (LOSS)            PAID               TOTAL
                                                  -------------       ----------       -----------        -----------

Balance at December 31, 1996 . . . . . . . .     $  31,129,408         8,185,389       (13,390,718)        25,924,079
Net earnings (loss). . . . . . . . . . . . .             --            2,694,730             --             2,694,730
Dividends paid . . . . . . . . . . . . . . .             --                 --          (2,456,310)        (2,456,310)
                                                    -----------       -----------      ------------        -----------
Balance at December 31, 1997 . . . . . . . .        31,129,408        10,880,119       (15,847,028)        26,162,499
Net earnings (loss). . . . . . . . . . . . .             --            2,142,153                --          2,142,153
Dividends paid . . . . . . . . . . . . . . .             --                 --          (2,342,693)        (2,342,693)
                                                    -----------       -----------       -----------        -----------
Balance at December 31, 1998 . . . . . . . .        31,129,408        13,022,272       (18,189,721)        25,961,959
Net earnings (loss). . . . . . . . . . . . .             --              557,453                --            557,453
Dividends paid . . . . . . . . . . . . . . .             --                   --       (26,724,011)       (26,724,011)
                                                    ----------        -----------       -----------        -----------
Balance at December 31, 1999 . . . . . . . .     $  31,129,408        13,579,725       (44,913,732)          (204,599)
                                                    ===========       ===========      ============        ===========

                                               1225 INVESTMENT CORPORATION
                                                     (A CORPORATION)

                                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED




                                                       CARLYLE INCOME PLUS, L.P. - II
                                     --------------------------------------------------------------
                                                           NET
                                    NET CAPITAL         EARNINGS         DIVIDENDS                           GRAND
                                     INVESTED            (LOSS)             PAID           TOTAL             TOTAL
                                   -------------      ----------        ----------      -----------       -----------


Balance at December 31, 1996 .     $   24,429,164      6,316,123       (10,326,950)      20,418,337        46,342,416
Net earnings (loss). . . . . .            --           2,078,083             --           2,078,083         4,772,813
Dividends paid . . . . . . . .            --                --          (1,893,840)      (1,893,840)       (4,350,150)
                                    ------------      -----------       -----------      -----------      ------------

Balance at December 31, 1997 .       24,429,164        8,394,206       (12,220,790)      20,602,580        46,765,079
Net earnings (loss). . . . . .            --           1,651,955              --          1,651,955         3,794,108
Dividends paid . . . . . . . .            --                 --         (1,806,240)      (1,806,240)       (4,148,933)
                                    ------------      -----------       -----------      -----------       -----------

Balance at December 31, 1998 .       24,429,164       10,046,161       (14,027,030)      20,448,295        46,410,254
Net earnings (loss). . . . . .               --          429,802                --          429,802           987,255
Dividends paid . . . . . . . .               --               --       (20,604,480)     (20,604,480)      (47,328,491)
                                   ------------        ----------       -----------     -----------        -----------

Balance at December 31, 1999 .  $    24,429,164       10,475,963       (34,631,510)         273,617            69,018
                                   ============       ==========       ===========      ===========       ===========

                                     See accompanying notes to financial statements.

                                              1225 INVESTMENT CORPORATION
                                                    (A CORPORATION)

                                               STATEMENTS OF CASH FLOWS

                                     YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                                  1999               1998             1997
                                                              -----------        -----------       -----------
Cash flows from operating activities:
Net earnings (loss). . . . . . . . . . . . . . . . . . .    $     987,255          3,794,108         4,772,813
Items not requiring (providing) cash:
  Amortization of deferred costs . . . . . . . . . . . .               --             17,147            17,148
  Write-off of unamortized deferred financing costs. . .           34,295                 --              --
  Long-term debt prepayment penalty. . . . . . . . . . .          246,986                 --              --
  Provision for value impairment . . . . . . . . . . . .               --          1,217,000              --
  Loss on sale of investment property. . . . . . . . . .           16,402                 --              --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . .          (30,847)           (69,339)           86,183
    Prepaid expenses . . . . . . . . . . . . . . . . . .           30,649            (14,114)              370
    Accounts payable . . . . . . . . . . . . . . . . . .           45,266             23,849           (17,671)
    Accrued real estate taxes. . . . . . . . . . . . . .         (211,573)             5,070              --
    Accrued interest payable . . . . . . . . . . . . . .          (40,717)                --              --
    Tenant security deposits . . . . . . . . . . . . . .               --               (652)          (14,825)
                                                              -----------        -----------       -----------
         Net cash provided by (used in)                         1,077,716          4,973,069         4,844,018
          operating activities . . . . . . . . . . . . .      -----------        -----------       -----------

Cash flows from investing activities:
  Additions to investment property . . . . . . . . . . .          (19,000)          (562,969)         (508,031)
  Cash proceeds from sale of investment property . . . .       51,856,598                 --              --
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .       51,837,598           (562,969)         (508,031)
                                                              -----------        -----------       -----------

                                              1225 INVESTMENT CORPORATION
                                                    (A CORPORATION)

                                         STATEMENTS OF CASH FLOWS - CONTINUED


                                                                 1999                1998             1997
                                                              -----------        -----------       -----------


Cash flows from financing activities:
  Repayment of long-term debt. . . . . . . . . . . . . .       (7,246,986)                --                --
  Cash dividends paid to shareholders. . . . . . . . . .      (47,328,491)        (4,148,933)       (4,350,150)
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .      (54,575,477)        (4,148,933)       (4,350,150)
                                                              -----------        -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . .       (1,660,163)           261,167           (14,163)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .        1,758,120          1,496,953         1,511,116
                                                              -----------        -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .$          97,957          1,758,120         1,496,953
                                                              ===========        ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . .$         161,510            488,600           488,600
                                                              ===========        ===========       ===========
  Non-cash investing and financing activities. . . . . .$             --                  --             --
                                                              ===========        ===========       ===========








                                    See accompanying notes to financial statements.

                         1225 INVESTMENT CORPORATION
                                (A CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



OPERATIONS AND BASIS OF ACCOUNTING

      The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated corporation, 1225 Investment Corporation,in which Carlyle Income Plus,L.P.- II and certain other parties that were originally advised or managed by affiliates of the General Partners of Carlyle Income Plus, L.P.- II are shareholders.

      1225 Investment Corporation (the "Corporation") had the exclusive purpose of owning a 100% interest in the 1225 Connecticut Avenue N.W., office building, a 202,915 square-foot office building located in Washington, D.C., which was sold on March 29, 1999. Endowment and Foundation Realty, Ltd. -- JMB-IV, IDS Life Account RE, JMB/Northern Real Estate Fund, Carlyle Income Plus, L.P.- II ("CIP-II"), and certain other institutional investors collectively hold substantially all of the common stock of the Corporation. IDS Life Account RE is advised by JMB Annuity Advisers, and the remaining stockholders, other than CIP-II, are advised by Heitman Capital Management L.L.C. or its affiliates.

      The Corporation's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Corporation's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Corporation. The effect of these items for the years ended December 31, 1999 and 1998 is summarized as follows:


                                                      1999                                      1998
                                            -----------------------------       ------------------------------
                                                               TAX BASIS                           TAX BASIS
                                            GAAP BASIS        (Unaudited)       GAAP BASIS        (Unaudited)
                                           ------------       -----------      ------------        -----------
Total assets . . . . . . . . . . . . .     $    203,897           106,379        53,752,157         65,467,356
Shareholders' equity . . . . . . . . .           69,018        (1,304,210)       46,410,254         58,125,451
Net earnings (loss). . . . . . . . . .          987,255        (1,235,191)        3,794,108          3,797,451
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

      Statement of Financial Accounting Standards No. 95 requires the Corporation to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated
according to the classifications specified in the pronouncement.   In
addition, the Corporation records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Corporation's policy is to consider all such amounts held with original maturities of three months or less (none at December 31, 1999 and 1998) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

      Depreciation on buildings and improvements was (through December 31, 1996) provided over the estimated useful lives of the assets (30 years) using the straight-line method.

      Maintenance and repair expenses were charged to operations as incurred. Significant betterments and improvements were capitalized and were depreciated over their estimated useful lives.

      The Corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121") as required in the first quarter of 1996. SFAS 121 required that the Corporation record an impairment loss on its property to be held for investment whenever its carrying value could not be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Corporation's policy was to consider the property to be held for sale or disposition when the Corporation had committed to a plan to sell or dispose of such property and active marketing activity had commenced or was expected to commence in the near term. The Corporation had committed to such a plan as of December 31, 1996 for its real estate investment, the 1225 Connecticut Avenue, N.W. office building, which was sold in March 1999. In accordance with SFAS 121, any property identified as "held for sale or disposition" was no longer depreciated. Adjustments for impairment loss for such a property (subsequent to a date of adoption of SFAS
121) were made in each period as necessary to report the property at the lower of carrying value or fair value less costs to sell. There was no assurance that any estimated fair value of the property would ultimately be realized by the Corporation in any future sale or disposition transaction. Deferred costs consisted of commitment fees incurred in connection with the refinancing of the property and lease commissions incurred. Deferred loan fees and lease commissions were amortized over the terms of the related debt agreement and leases using the straight-line method.

      The Corporation has qualified as a real estate investment trust ("REIT") pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986 (as amended, the "Code"), and has distributed at least 95% of its taxable income annually to its shareholders. Since the Corporation has qualified as a REIT, the Corporation, in general, is not subject to Federal corporate income tax or the District of Columbia corporate franchise tax (except for the District of Columbia corporate franchise minimum tax of $100) on its regular taxable income and is not taxed on long-term capital gain income to the extent its income is distributed as dividends. Accordingly, no provision for income taxes has been made in the accompanying financial statements. Tax-exempt shareholders generally will not be required to pay any Federal income tax on the dividends they receive from the Corporation, provided such shareholders have not financed the acquisition of shares with "acquisition indebtedness" as defined under the Code.


INVESTMENT PROPERTY

      A description of the acquisition and other events relating to the property, including the provisions for value impairment and the determination to classify the property as held for sale or disposition at December 31, 1996, and the sale of the property in March 1999, is contained in the Notes to Consolidated Financial Statements of Carlyle Income Plus, L.P.- II. Such notes are incorporated herein by reference.

MANAGEMENT AGREEMENT

      A description of the terms of the management agreement is contained in the Notes to Consolidated Financial Statements of Carlyle Income Plus, L.P.-
II.  Such notes are incorporated herein by reference.


LONG-TERM DEBT

      Long-term debt consisted of the following at December 31, 1999 and 1998:

                                                       1999          1998
                                                   ------------  ------------
6.98% mortgage note, due February 1,
 2001; secured by 1225 Connecticut
 Avenue, N.W.; payable in monthly
 installments of $40,717 (interest
 only)-retired in March 1999 . . . . . . . . . .    $       --      7,000,000
                                                     ----------    ----------
          Total debt . . . . . . . . . . . . . .            --      7,000,000
          Less current portion
            of long-term debt. . . . . . . . . .    $       --           --

                                                     ----------    ----------
          Total long-term debt . . . . . . . . .    $       --      7,000,000
                                                     ==========    ==========



CORPORATION BY-LAWS

      The Corporation's by-laws provide for the shareholders to be allocated or distributed shares of profits and losses, cash flow from operations and sale or refinancing proceeds according to their respective ownership percentages.


TRANSACTIONS WITH AFFILIATES

      Fees, commissions and other expenses required to be paid by the Corporation to affiliates of JMB Realty Corporation as of December 31, 1999 and for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                                                    UNPAID AT
                                                                                                   DECEMBER 31,
                                                     1999          1998              1997             1999
                                                  --------       --------          --------      --------------


Insurance commissions. . . . . . . . . . .        $     --           6,091            7,058                 --
                                                   =======         =======          =======            ========


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during fiscal years 1999 and 1998.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty
Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates.
JMB, as the Corporate General Partner, has responsibility for all aspects of the Partnership's operations. The Associate General Partner of the
Partnership, AGPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, could, upon agreement with the Corporate General
Partner, from time to time participate in managing Partnership properties, including approval of leasing parameters, property management budgets and changes in investment objectives based on changes in market conditions. The limited partners of the Associate General Partner are generally current or former officers and directors of JMB and its affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including insurance brokerage and administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership
Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates.
The General Partners and their affiliates may have been in competition with the Partnership or its investment properties under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive officers of the Corporate General Partner are as follows:

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

      Gary Nickele               Executive Vice President       1/01/92
                                 General Counsel                2/27/84
      Gailen J. Hull             Senior Vice President          6/01/88

Effective May 31, 1996, the Board of Directors of JMB established a special committee, consisting of Messrs. Malkin, Glazov, Nathan, Sacks and Schreiber, to deal with all matters relating to tender offers for Interests.

      There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June
6, 2000. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 6, 2000. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

      JMB is the corporate general partner of Carlyle Real Estate Limited
Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII
("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-
-XIV"), and Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and
the managing general partner of JMB Income Properties, Ltd.-V ("JMB
Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), and JMB
Income Properties, Ltd.-XI ("JMB Income-XI").   JMB is also the sole general
partner of the associate general partner of most of the foregoing partnerships.  The foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB
Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.).  Most of such directors and officers are also partners, directly of indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships, among others: the Partnership, Carlyle-XI,
Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, and JMB Income-XI.

      The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

      Judd D. Malkin (age 62) is an individual general partner of JMB
Income-V.  Mr. Malkin has been associated with JMB since October, 1969.  Mr.
Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox
Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. He is a Certified
Public Accountant.

      Neil G. Bluhm (age 62) is an individual general partner of JMB
Income-V.  Mr. Bluhm has been associated with JMB since August, 1970.  Mr.
Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc.
He is a member of the Bar of the State of Illinois and a Certified Public
Accountant.

      Burton E. Glazov (age 61) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. Mr.
Glazov is currently retired. He is a member of the Bar of the State of Illinois

      Stuart C. Nathan (age 58) has been associated with JMB since July,
1972.  He is a member of the Bar of the State of Illinois.

      A. Lee Sacks (age 66) has been associated with JMB since December,
1972. He is also President and a director of JMB Insurance Agency, Inc.

      John G. Schreiber (age 53) has been associated with JMB since December,
1970 and served as an Executive Vice President of JMB until December 1990.
Mr. Schreiber is President of Schreiber Investments, Inc., a company engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. He is also a director of Urban Shopping Centers,Inc.,
Host Marriott Corporation, the Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a number of investment companies advised by T. Rowe Price Associates, Inc. and its affiliates, and a trustee of Amli
Residential Property Trust. He holds a Masters degree in Business
Administration from Harvard University Graduate School of Business.

      H. Rigel Barber (age 51) has been associated with JMB since March,
1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

      Gary Nickele (age 47) has been associated with JMB since February,
1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

      Gailen J. Hull (age 51) has been associated with JMB since March, 1982.
He holds a Masters degree in Business Administration from Northern Illinois
University and is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION


      The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited
Partners, and a share of profits or losses. Reference is made to the Note entitled "Partnership Agreement" for a description of such distributions and allocations. In 1999, 1998 and 1997, the General Partners received distributions of $16,913, $ 219,869 and $135,305, respectively. The General
Partners were allocated taxable loss of $ 813 in 1999.

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

      JMB Insurance Agency, Inc., an affiliate of the Corporate General
Partner, earned and received insurance brokerage commissions totaling $603 from the Partnership in 1999 in connection with providing professional liability insurance coverage for the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

      The Corporate General Partner and its affiliates were due reimbursement
(at cost) in 1999 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $1,591, $21,313, $5,283 and $2,796, respectively, of which $8,385 was unpaid at December 31, 1999.

      All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.

      In March 1999 BRE/Connecticut L.L.C. ("BRE/Connecticut") purchased the
1225 Connecticut Avenue office building from 1225 Investment Corporation (the
"Corporation"), a private real estate investment trust in which the Partnership owns approximately 43.6% of the outstanding stock, for $52,960,000 in cash, subject to adjustment for prorations and closing costs.
John G. Schreiber is (i) a director of JMB Realty Corporation ("JMB"), which is the Corporate General Partner of the Partnership, and (ii) a limited partner in the Associate General partner of the Partnership. (JMB is also the general partner of the Associate General Partner). Mr Schreiber and his family members, directly or indirectly, own limited partnership interests in Blackstone Real Estate Advisors L.P. ("BREA") and certain of its affiliates, through which Mr Schreiber and his family members have an interest of up to approximately 2% of the profits of BRE/Connecticut and have also invested in BRE/Connecticut up to a specified percentage (generally not in excess of 2%) of the equity capital invested by BREA and its affiliates and will be entitled to receive any profits from such investment in proportion to their equity capital invested. Mr. Schreiber or his family members also received a portion (approximately $76,000) of the acquisition fee paid by BRE/Connecticut to BREA and are entitled to receive a portion of annual asset management fees to be paid by affiliates of BRE/Connecticut to BREA. The price and other terms of the sale of the property, which contains approximately 200,000 square feet of rentable space and subsurface parking, were negotiated at arm's length. The decision to approve the sale on behalf of the Partnership as a stockholder in the Corporation was made by JMB, which, as noted above, is the Corporate General Partner (and the general partner of the Associate General Partner) of the Partnership. Mr. Schreiber did not participate in JMB's decision on behalf of the Partnership to approve the sale of the property, nor in BRE/Connecticut's decision to purchase the property.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

   (b) The Corporate General Partner, its executive officers and directors and the Associate General Partner of the Partnership beneficially own the following Interests of the Partnership:



                            NAME OF                     AMOUNT AND NATURE
                           BENEFICIAL                   OF BENEFICIAL      PERCENT
TITLE OF CLASS               OWNER                       OWNERSHIP          OF CLASS
--------------             ----------                  -----------------  ---------
Limited Partnership        JMB Realty                   5 Interests (1)    Less than 1%
 Interests and Assignee     Corporation                   indirectly
 Interests therein

 Limited Partnership       Corporate General            5 Interests (1)    Less than 1%
  Interests and Assignee    Partner, its executive      indirectly
  Interests therein         officers and directors,
                            and the
                            Associate General
                            Partner
                            as a group

      (1) Includes 5 Interests owned by the Initial Limited Partner of the Partnership, for which JMB Realty Corporation as the indirect majority shareholder of the Initial Limited Partner is deemed to have shared investment and voting power.

      No executive officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

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

             4.1. Assignment Agreement, which is Exhibit B of the Partnership's Prospectus, is hereby incorporated herein by reference to Exhibit 4.1 of the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-17705) dated March 25, 1994.


             10.1. Agreement of Partnership of JMB/Landings Associates dated July 14, 1988, by and between Carlyle Income Plus, Ltd. and the Partnership, hereby incorporated herein by reference to Post-Effective Amendment No. 2 to the Form S-11 (File No. 33-19463) Registration Statement of the Partnership dated September 28, 1988.

             10.2 Acquisition documents relating to the purchase by the Partnership of a portion of the common stock in 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C. is hereby incorporated by reference to the Partnership's prospectus on Form S-11 (File No. (33-19463)) dated June 5, 1990 as amended.

             10.3 Closing statement dated January 28, 1994 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., is hereby incorporated herein by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

             10.4     Secured promissory note dated January 28,
                      1994 in the amount of $6,500,000 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., is hereby incorporated herein by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

             10.5     Secured promissory note dated January 28,
                      1994 in the amount of $500,000 relating to the refinancing by 1225 Investment Corporation which owns 1225 Connecticut Avenue in Washington, D.C., is hereby incorporated herein by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-17705) dated May 11, 1994.

             10.6 Real Property Purchase Agreement between CIP/Ashby Partners and WRIT Limited Partnership dated July 19, 1996 relating to the sale by the Partnership (through the CIP/Ashby joint venture) of the Ashby at Mclean Apartments is hereby incorporated herein by reference to the Partnership's report for August 26, 1996 on Form 8-K (File No. 0-17705) dated September 6, 1996.

             10.7     Real Property Purchase Agreement between
                      JMB/Landings Associates and Inland Real
                      Estate Acquisitions, Inc., dated November 25,
                      1997 relating to the sale of the Landings
                      Shopping Center is hereby incorporated herein by reference to the Partnership's report for December 30, 1997 on Form 8-K (File No. 0-17705) dated January 12, 1998.

             10.8 Real Property Purchase Agreement between 1225 Investment Corporation and BRE/Connecticut L.L.C., dated February 10, 1999 relating to the sale of the 1225 Connecticut Avenue office building is hereby incorporated herein by reference to the Partnership's report for March 29, 1999 on Form 8-K (File No. 0-17705) dated April 8, 1999.

             21.      List of Subsidiaries.

             24.      Powers of Attorney.

             27.      Financial Data Schedule

   (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

-------------

        No annual report or proxy material for the fiscal year 1999 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                   CARLYLE INCOME PLUS, L.P. - II

                   By:     JMB Realty Corporation
                           Corporate General Partner

                           ____________________________________
                   By:     Gailen J. Hull
                           Senior Vice President
                   Date:   March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   By:     JMB Realty Corporation
                           Corporate General Partner

                           JUDD D. MALKIN*
                   By:     Judd D. Malkin, Chairman and
                           Chief Financial Officer
                   Date:   March 24, 2000

                           NEIL G. BLUHM*
                   By:     Neil G. Bluhm, President and Director
                   Date:   March 24, 2000

                           H. RIGEL BARBER*
                   By:     H. Rigel Barber, Chief Executive Officer
                   Date:   March 24, 2000


                           _____________________________________
                   By:     Gailen J. Hull, Senior Vice President
                           Principal Accounting Officer
                   Date:   March 24, 2000

                           A. LEE SACKS*
                   By:     A. Lee Sacks, Director
                   Date:   March 24, 2000


                           STUART C. NATHAN*
                   By:     Stuart C. Nathan, Executive Vice President
                             and Director
                   Date:   March 24, 2000


                   *By:    GAILEN J. HULL, Pursuant to a Power of  Attorney

                           ______________________________________
                   By:     Gailen J. Hull, Attorney-in-Fact
                   Date:   March  24, 2000

                      CARLYLE INCOME PLUS, L.P. - II

                                 EXHIBIT INDEX


                                                    DOCUMENT
                                                  INCORPORATED
                                                  BY REFERENCE
                                                  ------------


  3.1.      Amended and Restated Agreement               Yes
            of Limited Partnership,
            incorporated by reference to
            Exhibit A of the Partnership's
            Prospectus

  4.1.      Assignment Agreement, incorporated           Yes
            by reference to Exhibit B to the
            Partnership's Prospectus

  10.1.-    Material Contracts                           Yes
  10.8.

  21.       List of Subsidiaries                         No

  24.       Powers of Attorney                           No

  27.       Financial Data Schedule                      No