Form 10-Q
period 2000-03-31
CARLYLE INCOME PLUS LP II
filed 2000-05-12
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  CARLYLE INCOME PLUS, L.P. - II
     Commission File No. 0-17705
     Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the 1st quarter March 31, 2000.


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



For the quarter ended March 31, 2000    Commission file
                                        number 0-17705



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
     ____      _____







                                           TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . . .     3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations. . . . . . . . . . . . . . . . . .    13


PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K. . . . . . .    15



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)

                                        BALANCE SHEETS

                             MARCH 31, 2000 and DECEMBER 31, 1999

                                          (UNAUDITED)


                                                A s s e t s
                                              --------------
                                             March 31,    December 31,
                                              2000            1999
                                             ---------    ------------
Current assets:
  Cash and cash equivalents  . . . . . . . $   832,123       2,500,970
  Interest and other receivables . . . . .       3,943           9,713
                                             ---------       ---------
    Total current assets . . . . . . . . .     836,066       2,510,683
                                             ---------       ---------
Investment in unconsolidated affiliated
  corporation, at equity   . . . . . . .        35,229          32,617
                                            ----------       ---------
                                           $   871,295       2,543,300
                                            ==========       =========



                                CARLYLE INCOME PLUS, L.P. - II
                                    (A LIMITED PARTNERSHIP)

                                  BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

Current liabilities:
  Accounts payable . . . . . . . . . . . .$    42,178           33,261
  Amounts due to affiliates  . . . . . . .     12,559            8,385
                                              ----------     ---------
    Total current liabilities. . . . . . .     54,737           41,646
                                               ---------    ----------
Commitments and contingencies

Partners' capital accounts
 (deficits):
  General partners:
    Capital contributions. . . . . . . . .     25,000          25,000
    Cumulative net earnings. . . . . . . .    859,867         809,128
    Cumulative cash distributions. . . . . (1,329,162)     (1,278,423)
                                            -----------       ---------
                                             (444,295)       (444,295)
                                            -----------       ---------
  Limited partners (64,269.53 interests):
    Capital contributions, net of
     offering costs and
     purchase discounts. . . . . . . . . . 55,256,131      55,256,131
    Cumulative net earnings. . . . . . . . 13,435,783      13,514,141
    Cumulative cash distributions. . . . .(67,431,061)    (65,824,323)
                                          -----------      -----------
                                            1,260,853       2,945,949
                                          -----------     -----------
        Total partners' capital accounts .    816,558       2,501,654
                                          -----------      ----------
                                          $   871,295       2,543,300
                                          ===========      ==========


                         See accompanying notes to financial statements.

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                          (UNAUDITED)
                                               2000       1999
                                             --------   -------
Income:
Interest income. . . . . . . . . .         $  25,694     13,190
                                            --------     ------
Expenses:
Professional services. . . . . . .            18,800     38,300
General and administrative . . . .            37,125     43,627
                                             --------   -------
                                              55,925     81,927
                                             --------   -------

                                             (30,231)   (68,737)
Partnership's share of operations of
 unconsolidated affiliated
 corporation   . . . . . . . . . .             2,612    555,507
                                             --------   --------
   Earnings (loss) before gain (loss)
    on sale of investment property
    and extraordinary items. . . .           (27,619)   486,770

Partnership's share of (loss) on sale
 of property by unconsolidated
 affiliated corporation. . . . . .                --     (7,141)
                                             --------   --------

   Earnings (loss) before
    extraordinary items. . . . . .           (27,619)   479,629

Partnership's share of extraordinary
 item of unconsolidated affiliated
 corporation-prepayment penalty. .                --   (107,526)

Partnership's share of extraordinary
 item of unconsolidated affiliated
 corporation-write-off of unamortized
 deferred financing costs. . . . .                --    (14,930)


                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)

                             STATEMENTS OF OPERATIONS - CONTINUED



   Net earnings (loss) . . . . . .          $(27,619)    357,173
                                             ========   ========
Net earnings (loss) per limited
  partnership interest:

   Net earnings (loss) . . . . . .         $   (1.22)       7.20

   Partnership's share of (loss) on
    sale of investment property by
    unconsolidated affiliated
    corporation. . . . . . . . . .                --       (.11)

   Partnership's share of
    extraordinary  items (net) of
    unconsolidated affiliated
    corporation. . . . . . . . . .                --      (1.81)
                                             --------    -------
                                           $   (1.22)      5.28
                                             ========    =======


   Cash distributions per limited
    partnership interest . . . . .         $    25.00        --
                                             ========   ========
















                        See accompanying notes to financial statements.

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                          (UNAUDITED)

                                               2000              1999
                                            --------            ------

Cash flows from operating activities:
Net earnings (loss). . . . . . . .         $  (27,619)        357,173
Items not requiring (providing)
 cash or cash equivalents:
Partnership's share of operations
 of unconsolidated affiliated corporation,
 net of dividends. . . . . . . . .            (2,612)        (555,507)
 Partnership's share of loss on sale
 of property by unconsolidated
  affiliated corporation . . . . .               --             7,141
 Partnership's share of total
 extraordinary items of
 unconsolidated affiliated
  corporation. . . . . . . . . . .               --           122,456

Changes in:
Interest and
 other receivables . . . . . . . .            5,770            (1,066)
Accounts payable . . . . . . . . .            8,917            44,215
Amounts due to affiliates. . . . .            4,174               780
                                          ----------         ---------
Net cash provided by (used in)
 operating activities. . . . . . .          (11,370)          (24,808)
                                          ----------         ---------


                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


Cash flows from investing activities:
  Partnership's distributions from
    unconsolidated corporation . .                --          435,360
                                           ---------       ----------
  Net cash provided by (used in) investing
    activities . . . . . . . . . .                --          435,360
                                           ---------        ---------
Cash flows from financing activities
Distributions to limited
   partners. . . . . . . . . . . .        (1,606,738)              --
Distributions to general
  partners . . . . . . . . . . . .           (50,739)              --
                                           ---------        ----------
Net cash provided by (used in)
   investing activities. . . . . .        (1,657,477)              --
                                           ---------        ----------
Net increase (decrease) in cash and
  cash equivalents . . . . . . . .        (1,668,847)          410,552
                                           ---------       -----------
Cash and cash equivalents,
  beginning of year. . . . . . . .          2,500,970        1,194,778
                                           ----------      -----------
Cash and cash equivalents,
  end of period. . . . . . . . . .         $  832,123        1,605,330
                                           ==========      ===========

                                 CARLYLE INCOME PLUS, L.P.-II
                                    (A LIMITED PARTNERSHIP)
                              STATEMENTS OF CASH FLOWS - CONTINUED



Supplemental disclosure of
 cash flow information:
Cash paid for mortgage and
 other interest. . . . . . . . . .$         --                     --
                                     ==========             ==========
Non-cash investing and
 financing activities. . . . . . .$         --                     --
                                     ==========             ==========

























                        See accompanying notes to financial statements.

                CARLYLE INCOME PLUS,L.P. - II
                    (A LIMITED PARTNERSHIP)

                NOTES TO FINANCIAL STATEMENTS

                    March 31, 2000 and 1999

                          (Unaudited)
GENERAL


  Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1999, which are included in the Partnership's 1999 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

  The accompanying financial statements include $2,612 and $555,507, respectively, of the Partnership's share of total operations of $6,000 and $1,276,000 for the three months ended March 31, 2000 and 1999, respectively, for unconsolidated properties sold or held for sale or disposition.

TRANSACTIONS WITH AFFILIATES

  The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Such costs recognized by the Partnership for the three months ended March 31, 2000 and 1999 aggregated $9,393 and $8,808, respectively. Costs totaling $12,559 were unpaid at March 31, 2000 and are expected to be paid in future periods.

1225 CONNECTICUT AVENUE

    On March 29, 1999, 1225 Investment Corporation completed the sale of the 1225 Connecticut Avenue, N.W. office building for a sale price of $52,960,000, payable in cash at closing (subject to adjustment for selling costs of approximately $1,103,000 and operating prorations of approximately
$515,000).   The Partnership's share of the sale proceeds, after payment by
1225 Investment Corporation to retire the existing mortgage indebtedness (scheduled to mature in February 2001) with a principal balance of $7,000,000 and payment of the associated prepayment penalty of approximately $247,000, was approximately $19,420,000. The sale resulted in no significant gain or loss on sale for financial reporting purposes to 1225 Investment Corporation, primarily as a result of value impairment provisions totaling $7,765,956


CARLYLE INCOME PLUS LIMITED - II
( A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

recorded by 1225 Investment Corporation in 1996 and 1998 (of which the Partnership's share was $3,381,297). Additionally, 1225 Investment Corporation recognized a loss on sale in 1999 for Federal income tax purposes of approximately $1,900,000. However, the Partnership is expected to recognize a loss on its investment in its unconsolidated affiliated corporation, 1225 Investment Corporation, for Federal income tax purposes of approximately $1,450,000 upon liquidation of such corporation, which is expected to be in 2000.

    In connection with the sale of this property, as is customary in such transactions, 1225 Investment Corporation agreed to certain representations and warranties with a stipulated survival period which expired, with no liability to 1225 Investment Corporation, as scheduled on December 10, 1999.

    In April, 1999, the Partnership received a dividend of $19,596,000 from 1225 Investment Corporation, of which $18,987,600 represented the Partnership's share of current distributable proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $608,400 represented the Partnership's share of operations. In December 1999, after the expiration of the aforementioned survival period for representations and warranties, the Partnership received a dividend of $573,120 from 1225 Investment Corporation, of which $435,360 represented the Partnership's residual share of proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $137,760 represented the Partnership's share of cash flow from operations. The Partnership also received a dividend from operations of $435,360 from 1225 Investment Corporation in February 1999.

    The Partnership distributed approximately $18,960,000 in late May 1999 to the holders of Interests ($295 per Interest) from the aforementioned sale proceeds and approximately $321,000 to the holders of Interests ($5 per Interest) from cash flow from operations and reserves, including those from offering proceeds. The Partnership also distributed $16,913 to the General Partners, representing their share of cash flow from operations and reserves, including those from offering proceeds.

    In February 2000, the Partnership made a cash distribution of $1,606,738 ($25.00 per Interest) to the holders of Interests, which included $10 per Interest from the proceeds of the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building and $15 per Interest from cash flow from operations and reserves. The Partnership also paid a distribution of $50,739 to the General Partners, which represented their share of cash flow from operations and reserves. The General Partners were not entitled to receive their share of any distributions of proceeds from sale, as the subordination requirements of the Partnership Agreement necessary for the retention of sales proceeds by the General Partners will not be met. No further distributions of cash flow will be made until the liquidation of the Partnership.

    1225 CONNECTICUT AVENUE, N.W.

      Summary income statement information for 1225 Investment Corporation for the three months ended March 31, 2000 and 1999 is as follows:
                            2000         1999
                          ---------   ---------
 Total income. . . . . .$    7,000   2,045,000
                         =========     =========
 Operating earnings. . .$    6,000   1,276,000
                         =========     =========
 Partnership's share of
  operating earnings . .$    2,612     555,507
                         =========     =========
 Gain (loss) on sale of
  property . . . . . . .$      --       (16,402)
                         =========    ==========
 Partnership's share of
  gain (loss)on sale of
   property. . . . . . .$      --        (7,141)
                         =========     =========
 Extraordinary items . .$      --      (281,281)
                          =========    =========
 Partnership's share of
  extraordinary items. .$      --      (122,456)
                          =========    =========
ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 2000 and for the three months ended March 31, 2000 and 1999.
[FN]


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership had cash and cash equivalents of approximately $832,000 at March 31, 2000. Such funds (together with amounts, if any, to be received from the Partnership's unconsolidated affiliated corporation, 1225 Investment Corporation) are available for payment of the Partnership's remaining expenses and liabilities, with any remaining amounts to be distributed to the holders of Interests and General Partners, pursuant to the Partnership Agreement, upon the liquidation of the Partnership.

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. In early 1999, an unaffiliated third party made an unsolicited tender offer to purchase up to 4.9% of the
Interests at $170 per Interest.  This offer has expired.   The Special
Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 5.96% of the outstanding Interests have been purchased by various unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     On March 29, 1999, 1225 Investment Corporation completed the sale of the 1225 Connecticut Avenue, N.W. office building for a sale price of $52,960,000, payable in cash at closing (subject to adjustment for selling costs of approximately $1,103,000 and operating prorations of approximately
$515,000).   The Partnership's share of the sale proceeds, after payment by
1225 Investment Corporation to retire the existing mortgage indebtedness (scheduled to mature in February 2001) with a principal balance of $7,000,000 and payment of the associated prepayment penalty of approximately $247,000, was approximately $19,420,000. The sale resulted in no significant gain or loss on sale for financial reporting purposes to 1225 Investment Corporation, primarily as a result of value impairment provisions totaling $7,765,956 recorded by 1225 Investment Corporation in 1996 and 1998 (of which the Partnership's share was $3,381,297). Additionally, 1225 Investment Corporation recognized a loss on sale in 1999 for Federal income tax purposes of approximately $1,900,000. However, the Partnership is expected to recognize a loss on its investment in its unconsolidated affiliated corporation, 1225 Investment Corporation, for Federal income tax purposes of approximately $1,450,000 upon liquidation of such corporation, which is expected to be in 2000.

     In connection with the sale of this property, as is customary in such transactions, 1225 Investment Corporation agreed to certain representations and warranties with a stipulated survival period which expired, with no liability to 1225 Investment Corporation, as scheduled on December 10, 1999.

     In April, 1999, the Partnership received a dividend of $19,596,000 from 1225 Investment Corporation, of which $18,987,600 represented the Partnership's share of current distributable proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $608,400 represented the Partnership's share of operations. In December 1999, after the expiration of the aforementioned survival period for representations and warranties, the Partnership received a dividend of $573,120 from 1225 Investment Corporation, of which $435,360 represented the Partnership's residual share of proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $137,760 represented the Partnership's share of cash flow from operations. The Partnership also received a dividend from operations of $435,360 from 1225 Investment Corporation in February 1999.

     The Partnership distributed approximately $18,960,000 in late May 1999 to the holders of Interests ($295 per Interest) from the proceeds of the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building and approximately $321,000 to the holders of Interests ($5 per Interest) from cash flow from operations and reserves, including those from offering proceeds. The Partnership also distributed $16,913 to the General Partners, which represented their share of cash flow from operations and reserves, including those from offering proceeds.

     In February 2000, the Partnership made a cash distribution of $1,606,738 ($25.00 per Interest) to the holders of Interests, which included $10 per Interest from the proceeds of the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building and $15 per Interest from cash flow from operations and reserves. The Partnership also paid a distribution of $50,739 to the General Partners, which represented their share of cash flow from operations and reserves. The General Partners were not entitled to receive their share of any distributions of the proceeds from sale, as the subordination requirements of the Partnership Agreement necessary for the retention of sales proceeds by the General Partners will not be met.

     With the sale of the 1225 Connecticut Avenue, N.W. office building, the Partnership has sold its interest in its last investment property. The Partnership expects to make a final liquidating distribution and terminate its affairs in 2000. The termination of the Partnership's affairs generally is contingent upon, among other things, 1225 Investment Corporation winding up its affairs (or the Partnership disposing of its interest in 1225 Investment Corporation) prior to the end of 2000. The winding up of 1225 Investment Corporation requires the approval of the majority of shareholders' ownership interests.

     Upon liquidation of the Partnership, each General Partner will be required to make a capital contribution to the Partnership in the amount of such General Partner's deficit balance in its capital account as determined for Federal income tax purposes, as required under the Partnership Agreement. Such contributions are currently expected to total approximately $750,000.

RESULTS OF OPERATIONS

  The decrease in cash and cash equivalents at March 31, 2000 as compared to December 31, 1999 is due primarily to the Partnership's cash distribution in February 2000 of $1,606,738 ($25 per Interest) to the holders of Interests, which included $10 per Interest from the proceeds of the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building and $15 per Interest from cash flow from operations and reserves. The Partnership also made a cash distribution in February 2000 of $50,739 to the General Partners, which represented their share of cash flow from operations and reserves.

  The increase in interest income for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is attributable primarily to larger average outstanding balances of the Partnership's interest-bearing cash and cash equivalents during the first quarter of 2000.

  The decrease in the Partnership's share of operations of unconsolidated affiliated corporation for the three months ended March 31, 2000 as compared to the year-earlier period is attributable primarily to the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building by 1225 Investment Corporation.

  Partnership's share of loss on sale of property by unconsolidated affiliated corporation for the three months ended March 31, 1999 is attributable to the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building by 1225 Investment Corporation.

  Partnership's share of extraordinary items of unconsolidated affiliated corporation for the three months ended March 31, 1999 is due to the payment of a prepayment penalty associated with the retirement of the existing mortgage indebtedness by 1225 Investment Corporation with a portion of the sale proceeds from the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building and the write-off of unamortized deferred financing costs.

PART II.  OTHER INFORMATION

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits


  3.1 Agreement of Limited Partnership is set forth as Exhibit A of the Partnership's Prospectus, which is incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 33-19463) dated May 24, 1988.

  3.2 Assignment Agreement is hereby incorporated by reference to Exhibit B to the Partnership's Prospectus which is hereby incorporated herein by reference to Exhibit 4.1 of the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-17705) dated March 25, 1994.

  27.    Financial Data Schedule

   ________________

  *Hereby incorporated herein by reference to Exhibits 10.1 and 10.2 to the Partnership's Report on Form 8-K (File No. 0-17705) for March 29, 1999.

  (b) No reports on Form 8-K have been filed the during the period covered by this report.

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


                             CARLYLE INCOME PLUS, L.P.-II

                             BY:  JMB Realty Corporation
                                  (Corporate General Partner)




                             By:  Gailen J. Hull,
                                  Senior Vice President
                                  Date: May 12, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                  Gailen J. Hull,
                                  Principal Accounting Officer
                                  Date: May 12, 2000