Form 10-Q
period 2000-06-30
CARLYLE INCOME PLUS LP II
filed 2000-08-14
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:   CARLYLE INCOME PLUS, L.P. - II
      Commission File No. 0-17705
      Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the 2nd quarter June 30, 2000.


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



For the quarter ended June 30, 2000      Commission file
                                         number 0-17705



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
     ____      _____


                 TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . .    14


PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .    17

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                             CARLYLE INCOME PLUS, L.P.-II
                                               (A LIMITED PARTNERSHIP)

                                                    BALANCE SHEETS

                                         JUNE 30, 2000 AND DECEMBER  31, 1999

                                                      (UNAUDITED)

                                                             A s s e t s
                                                          --------------
                                                            June 30,         December 31,
                                                              2000               1999
                                                           ---------         ------------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . .  $    742,145            2,500,970
   Interest and other receivables. . . . . . . . . . .         3,822                9,713
                                                          ----------           ----------
    Total current assets . . . . . . . . . . . . . . .       745,967            2,510,683
                                                          ----------           ----------
Investment in unconsolidated affiliated
  corporation, at equity   . . . . . . . . . . . . . .        60,044               32,617
                                                          ----------           ----------
                                                        $    806,011            2,543,300
                                                          ==========           ==========




                                             CARLYLE INCOME PLUS, LP - II
                                                (A LIMITED PARTNERSHIP)


                                              BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               --------------------------------------------------------
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . .     $    6,501                33,261
   Amounts due to affiliates . . . . . . . . . . . .         12,862                 8,385
                                                          ---------            ----------
     Total current liabilities . . . . . . . . . . .         19,363                41,646
                                                          ---------            ----------
Commitments and contingencies

Partners' capital accounts
 (deficits):
   General partners:
     Capital contributions . . . . . . . . . . . . . .       25,000               25,000
     Cumulative net earnings . . . . . . . . . . . . .      859,867              809,128
     Cumulative cash distributions . . . . . . . . . .   (1,329,162)          (1,278,423)
                                                           ---------           ---------
                                                           (444,295)            (444,295)
                                                           ---------            ---------
   Limited partners (64,269.53 interests):
     Capital contributions, net of
      offering costs and
      purchase discounts . . . . . . . . . . . . . . .   55,256,131           55,256,131
     Cumulative net earnings . . . . . . . . . . . . .   13,405,873           13,514,141
     Cumulative cash distributions . . . . . . . . . .  (67,431,061)         (65,824,323)
                                                          ----------          ----------
                                                          1,230,943            2,945,949
                                                          ----------          ----------
   Total partners' capital accounts. . . . . . . . . .      786,648            2,501,654
                                                          ----------          ----------
                                                       $    806,011            2,543,300
                                                          ==========          ==========

                                     See accompanying notes to financial statements.

                                             CARLYLE INCOME PLUS, L.P.-II
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS

                                   THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                      (UNAUDITED)
                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                        JUNE 30,                        JUNE 30,
                                   2000          1999          2000               1999
                                 --------     ---------      -------            --------

Income:
 Interest income . . . . . . . $  11,404        128,411        37,098            141,601
                                 -------        -------       -------            -------

Expenses:
 Professional services . . . . .  16,610          2,100        35,410             40,400
 General and
    administrative . . . . . . .  49,519         53,976        86,644             97,603
                                --------        -------      --------            -------
                                  66,129         56,076       122,054            138,003
                                --------        -------      --------            -------

                                 (54,725)        72,335       (84,956)             3,598

                                             CARLYLE INCOME PLUS, L.P.-II
                                                (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF OPERATIONS - CONTINUED


Partnership's share of
 operations of
 unconsolidated
 affiliated
 corporation   . . . . . . . . .  24,815       (31,346)       27,427             524,161
                                 -------       --------     ---------          --------
 Earnings (loss) before gain (loss)
  on sale of investment property
  and extraordinary items. . . . (29,910)       40,989       (57,529)            527,759

Partnership's share of (loss)
  on sale of property by
  unconsolidated affiliated
  corporation. . . . . . . . . .      --            --            --             (7,141)
                                 --------      --------      ---------          --------
 Earnings (loss) before
  extraordinary items. . . . . . (29,910)        40,989       (57,529)          520,618

Partnership's share of
 extraordinary item of
 unconsolidated affiliated
 corporation-prepayment
 penalty . . . . . . . . . . . .      --            --              --         (107,526)

                                             CARLYLE INCOME PLUS, L.P.-II
                                                (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF OPERATIONS - CONTINUED

 Partnership's share of
  extraordinary item of
  unconsolidated affiliated
  corporation-write-off of
  unamortized deferred financing
  costs. . . . . . . . . . . . .      --             --            --           (14,930)
                                 --------      --------      ---------          --------
    Net earnings (loss). . . . .$ (29,910)       40,989       (57,529)          398,162
                                 ========      ========      =========         =========

 Net earnings (loss) per
  limited partnership interest:

 Net operating earnings (loss) $    (.46)           .60         (1.68)             7.80

 Partnership's share of (loss) on
  sale of investment property
  by unconsolidated affiliated
  corporation. . . . . . . . . .       --           --              --             (.11)

 Partnership's share of
  extraordinary items (net) of
  unconsolidated affiliated
  corporation. . . . . . . . . .       --           --              --            (1.81)
                                 --------      --------        -------           -------
                               $    (.46)           .60         (1.68)             5.88
                                 ========      ========        =======           =======
 Cash distributions
  per limited
  partnership
  interest . . . . . . . . . . .$     --         300.00         25.00            300.00
                                ========       ========      =========         =========

                                    See accompanying notes to financial statements.

                                             CARLYLE INCOME PLUS, L.P.-II
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF CASH FLOWS

                                        SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                      (UNAUDITED)
                                                                   2000           1999
                                                                 --------         ------

Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . . . . .            $        (57,529)       398,162
 Items not requiring (providing)
  cash or cash equivalents:
 Partnership's share of operations
  of unconsolidated affiliated corporation,
  net of dividends . . . . . . . . . . . . .                     (27,427)      (524,161)
 Partnership's share of loss on sale of property
  by unconsolidated affiliated corporation                            --          7,141
 Partnership's share of total extraordinary items
  of unconsolidated affiliated corporation                            --        122,456

Changes in:
 Interest and
  other receivables. . . . . . . . . . . . .                       5,891         (2,127)
 Accounts payable. . . . . . . . . . . . . .                     (26,760)         4,101
 Amounts due to affiliates . . . . . . . . .                       4,477          8,129


                                               CARLYLE INCOME PLUS, L.P.-II
                                                (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF CASH FLOWS - CONTINUED

                                                                   2000           1999
                                                               ----------        -------
 Net cash provided by (used in)
  operating activities . . . . . . . . . . .                    (101,348)        13,701
                                                               ----------     ----------
Cash flows from investing activities:
 Partnership's distributions from
  unconsolidated affiliated corporation. . .                          --     20,031,360
                                                               ----------     ----------
 Net cash provided by (used in) investing
  activities . . . . . . . . . . . . . . . .                          --     20,031,360
                                                               ----------     ----------
Cash flows from financing activities:
 Distributions to limited partners . . . . .                  (1,606,738)   (19,280,858)
 Distributions to general
  partners . . . . . . . . . . . . . . . . .                     (50,739)       (16,913)
                                                               ----------     ----------
 Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . .                  (1,657,477)   (19,297,771)
                                                               ----------    ----------
 Net increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . .                  (1,758,825)       747,290
 Cash and cash equivalents,
  beginning of year. . . . . . . . . . . . .                   2,500,970      1,194,778
                                                               ---------      ----------
 Cash and cash equivalents,
  end of period. . . . . . . . . . . . . . .               $     742,145      1,942,068
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

                            JUNE 30, 2000 AND 1999

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

      The Partnership adopted Statement of Financial Accounting Standards No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell such property and active marketing activity had commenced or was expected to commence in the near term. The Partnership and its unconsolidated affiliated corporation had committed to such a plan as of December 31, 1996 for the 1225 Connecticut Avenue, N.W. office building, which was sold in March 1999. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated.

      The accompanying financial statements include $27,427 and $524,161, respectively, of the Partnership's share of total operations of $63,000 and $1,204,000 for the six months ended June 30, 2000 and 1999 of unconsolidated properties sold or held for sale or disposition.

TRANSACTIONS WITH AFFILIATES

      The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Such costs recognized by the Partnership for the six months ended June 30, 2000 and 1999 aggregated $16,427 and $21,647, respectively. Costs totaling $12,862 were unpaid at June 30, 2000 and are expected to be paid in future periods. Distributions made to the General Partners by the Partnership during the six months ended June 30, 2000 and 1999, respectively, are discussed below.

1225 CONNECTICUT AVENUE

       On March 29, 1999, 1225 Investment Corporation completed the sale of the 1225 Connecticut Avenue, N.W. office building for a sale price of $52,960,000, paid in cash at closing (subject to adjustment for selling costs of approximately $1,103,000 and operating prorations of approximately $515,000). The Partnership's share of the sale proceeds, after payment by 1225 Investment Corporation to retire the existing mortgage indebtedness (scheduled to mature in February 2001) with a principal balance of $7,000,000 and payment of the associated prepayment penalty of approximately $247,000, was approximately $19,420,000. The sale resulted in no significant gain or loss on sale for financial reporting purposes to 1225 Investment Corporation, primarily as a result of value impairment provisions totaling $7,765,956 recorded by 1225 Investment Corporation in 1996 and 1998 (of which the Partnership's share was $3,381,297). Additionally, 1225 Investment Corporation recognized a loss on sale in 1999 for Federal income tax purposes of approximately $1,900,000. However, the Partnership is expected to recognize a loss for Federal income tax purposes on its investment in its unconsolidated affiliated corporation, 1225 Investment Corporation, of approximately $ 1,400,000 upon liquidation of such corporation, which is expected to be in 2000.

     In connection with the sale of this property, as is customary in such transactions, 1225 Investment Corporation agreed to certain representations and warranties with a stipulated survival period which expired, with no liability to 1225 Investment Corporation, as scheduled on December 10, 1999.

     The Partnership received a dividend from cash flow from operations of $435,360 from 1225 Investment Corporation in February 1999. In April 1999, the Partnership received a dividend of $19,596,000 from 1225 Investment Corporation, of which $18,987,600 represented the Partnership's share of current distributable proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $608,400 represented the Partnership's share of cash flow from operations. In December 1999, after the expiration of the aforementioned survival period for representations and warranties, the Partnership received a dividend of $573,120 from 1225 Investment Corporation, of which $435,360 represented the Partnership's residual share of proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $137,760 represented the Partnership's share of cash flow from operations.

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

     In February 2000, the Partnership made a cash distribution of $1,606,738 ($25.00 per Interest) to the holders of Interests, which included $10 per Interest from the proceeds of the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building and $15 per Interest from cash flow from operations and reserves, including those from offering proceeds. The Partnership also paid a distribution of $50,739 to the General Partners, which represented their share of cash flow from operations and reserves, including those from offering proceeds. The General Partners did not receive any distributions of proceeds from sale, as the subordination requirements of the Partnership Agreement necessary for the retention of sales proceeds by the General Partners will not be met. No further distributions will be made until the liquidation of the Partnership.

     1225 CONNECTICUT AVENUE, N.W.

     Summary income statement information for 1225 Investment Corporation for the six months ended June 30, 2000 and 1999 is as follows:

                                       2000             1999
                                    ---------        ---------

  Total income . . . . . . . . . .      76,000       2,050,000
                                     =========       =========
  Operating earnings . . . . . . .      63,000       1,204,000
                                     =========       =========
Partnership's share of
   operating earnings. . . . . . .  $   27,427         524,161
                                     =========       =========
  Gain (loss) on sale of property   $     --           (16,402)
                                     =========       =========
  Partnership's share of gain
   (loss) on sale of property. . .  $     --            (7,141)
                                     =========        =========
  Extraordinary items. . . . . . .  $     --          (281,281)
                                     =========        =========
  Partnership's share of
   extraordinary items . . . . . .  $     --          (122,456)
                                     =========        =========


ADJUSTMENTS

      In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999.
[FN]


PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership had cash and cash equivalents of approximately $742,000 at June 30, 2000. Such funds (together with amounts to be contributed by the General Partners to restore the deficit balances in their tax basis capital accounts (discussed below) and amounts, if any, to be received from the Partnership's unconsolidated affiliated corporation, 1225 Investment Corporation) are available for payment of the Partnership's remaining expenses and liabilities, with any remaining amounts to be distributed to the holders of Interests, pursuant to the Partnership Agreement, upon the completion of the liquidation of the Partnership.

      Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment in 1225 Investment Corporation.

      The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including
any and all responses to such tender offers.   In early 1999, an unaffiliated
third party made an unsolicited tender offer to purchase up to 4.9% of the Interests at $170 per Interest. This offer has expired. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 5.96% of the outstanding interests have been purchased by various unaffiliated third parties who have made tender offers for Interests, either pursuant to their tender offers or through negotiated purchases.

      On March 29, 1999, 1225 Investment Corporation completed the sale of the 1225 Connecticut Avenue, N.W. office building for a sale price of $52,960,000, paid in cash at closing (subject to adjustment for selling costs of approximately $1,103,000 and operating prorations of approximately $515,000). The Partnership's share of the sale proceeds, after payment by 1225 Investment Corporation to retire the existing mortgage indebtedness (scheduled to mature in February 2001) with a principal balance of $7,000,000 and payment of the associated prepayment penalty of approximately $247,000, was approximately $19,420,000. The sale resulted in no significant gain or loss on sale for financial reporting purposes to 1225 Investment Corporation, primarily as a result of value impairment provisions totaling $7,765,956 recorded by 1225 Investment Corporation in 1996 and 1998 (of which the Partnership's share was $3,381,297). Additionally, 1225 Investment Corporation recognized a loss on sale in 1999 for Federal income tax purposes of approximately $1,900,000. However, the Partnership is expected to recognized a loss for Federal income tax purposes on its investment in its unconsolidated affiliated corporation, 1225 Investment Corporation, of approximately $1,400,000 upon liquidation of such corporation, which is expected to be in 2000.

     In connection with the sale of this property, as is customary in such transactions, 1225 Investment Corporation agreed to certain representations and warranties with a stipulated survival period which expired, with no liability to 1225 Investment Corporation, as scheduled on December 10, 1999.

     The Partnership received a dividend from cash flow from operations of $435,360 from 1225 Investment Corporation in February 1999. In April 1999, the Partnership received a dividend of $19,596,000 from 1225 Investment Corporation, of which $18,987,600 represented the Partnership's share of current distributable proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $608,400 represented the Partnership's share of cash flow from operations. In December 1999, after the expiration of the aforementioned survival period for representations and warranties, the Partnership received a dividend of $573,120 from 1225 Investment Corporation, of which $435,360 represented the Partnership's residual share of proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $137,760 represented the Partnership's share of cash flow from operations.

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

     In February 2000, the Partnership made a cash distribution of $1,606,738 ($25.00 per Interest) to the holders of Interests, which included $10 per Interest from the proceeds of the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building and $15 per Interest from cash flow from operations and reserves, including those from offering proceeds. The Partnership also paid a distribution of $50,739 to the General partners, which represented their share of cash flow from operations and reserves, including those from offering proceeds. The General Partners did not receive any distributions of proceeds from sale, as the subordination requirements of the Partnership Agreement necessary for the retention of sales proceeds by the General Partners will not be met.

     With the sale of the 1225 Connecticut Avenue, N.W. office building, the Partnership has sold its interest in its last investment property. The Partnership expects to make a final liquidating distribution and terminate its affairs in 2000. The termination of the Partnership's affairs generally is contingent upon, among other things, 1225 Investment Corporation winding up its affairs (or the Partnership disposing of its interest in 1225 Investment Corporation). In July 2000, the Board of Directors approved a resolution to dissolve 1225 Investment Corporation, subject to the approval of the major shareholders of the corporation, which own in the aggregate 96% of its outstanding stock. Although the Partnership does not expect that any of the shareholders will withhold their consent to such dissolution, there can be no assurance that the Partnership will be able to terminate in 2000.

     Upon completion of the liquidation of the Partnership, each General Partner will be required to make a capital contribution to the Partnership in the amount of such General Partner's deficit balance in its capital account as determined for Federal income tax purposes, as required under the Partnership Agreement. Such contributions are currently expected to total approximately $750,000.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 2000 as compared to December 31, 1999 is due primarily to the Partnership's cash distribution in February 2000 of $1,606,738 ($25 per Interest) to the holders of Interests, which included $10 per Interest from the proceeds of the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building and $15 per Interest from cash flow operations and reserves, including those from
offering proceeds.   The Partnership also made a cash distribution in
February 2000 of $50,739 to the General Partners, which represented their share of cash flow from operations and reserves, including those from offering proceeds.

     The increase in Partnership's investment in unconsolidated affiliated corporation, at equity at June 30, 2000 as compared to December 31, 1999 and the increase in Partnership's share of operations of unconsolidated affiliated corporation for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 is attributable primarily to (i) the Partnership's share of tenant revenues recognized during the three months ended June 30, 2000 in connection with tenants' share of 1999 common area expenses at the 1225 Connecticut Avenue, N.W. office building during the period of ownership in 1999 by 1225 Investment Corporation, and (ii) the write-off of certain estimated but unincurred accounts payable and accrued expenses during the three months ended June 30, 2000 by 1225 Investment Corporation. An additional increase in Partnership's share of operations of unconsolidated affiliated corporation for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 is attributable primarily to sale proration adjustments to rental income and property operating expenses at the 1225 Connecticut Avenue, N.W. office building (which was sold in March 1999) during the three months ended June 30, 1999.

     The decrease in Partnership's share of operations of unconsolidated affiliated corporation for the six months ended June 30, 2000 as compared to the year-earlier period is attributable primarily to the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building.

     The decrease in interest income for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 is attributable primarily to interest earned during the three and six months ended June 30, 1999 on the Partnership's share of distributable proceeds received from the March 1999 sale of the 1225 Connecticut Avenue office building by 1225 Investment Corporation.

     Partnership's share of loss on sale of property by unconsolidated affiliated corporation for the six months ended June 30, 1999 is attributable to the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building.

     Partnership's share of extraordinary items of unconsolidated affiliated corporation for the six months ended June 30, 1999 is due to the payment of a prepayment penalty associated with the retirement of the existing mortgage indebtedness by 1225 Investment Corporation with a portion of the sale proceeds from the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building and the write-off of unamortized deferred financing costs.

PART II.  OTHER INFORMATION

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Exhibits

   3.1 Agreement of Limited Partnership is set forth as Exhibit A of the Partnership's Prospectus, which is incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 33-19463), dated May 24, 1988.

   3.2 Assignment Agreement is hereby incorporated by reference to Exhibit B to the Partnership's Prospectus which is hereby incorporated herein by reference to Exhibit 4.1 of the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-17705), dated March 25, 1994.


   27.      Financial Data Schedule
________________

   (b) No reports on Form 8-K have been filed during the period covered by this report.

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


                                     CARLYLE INCOME PLUS, L.P.-II

                                     BY:   JMB Realty Corporation
                                           (Corporate General Partner)



                                           ____________________________
                                     By:   Gailen J. Hull,
                                           Senior Vice President
                                           Date: August 14, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                                           _____________________________
                                           Gailen J. Hull,
                                           Principal Accounting Officer
                                           Date: August 14, 2000