Form 10-Q
period 2000-09-30
CARLYLE INCOME PLUS LP II
filed 2000-11-13
CIK 827086

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:    CARLYLE INCOME PLUS, LTD. - II
       Commission File No. 000-17705
       Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended September 26, 2000.


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



For the quarter ended September 26, 2000                 Commission file
                                                          number 0-17705



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
     ____      _____

                                TABLE OF CONTENTS



PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations . . . . . . . . . . . . . . . . . . . . . .     21


PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . .     24

PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

CARLYLE INCOME PLUS, L.P. - II
(a Limited Partnership)


Section I - Audited Financial Statements

Independent Auditors' Report

Balance Sheets, September 26, 2000 (immediately prior to final liquidating distribution) and December 31, 1999

Statement of Operations, Period from January 1, 2000 through September 26, 2000 (immediately prior to final liquidating distribution)

Statement of Partners' Capital Accounts (Deficits), Period from January 1, 2000 through September 26, 2000 (immediately prior to final liquidating distribution)

Statement of Cash Flows, Period from January 1, 2000 through September 26, 2000 (immediately prior to final liquidating distribution)

Notes to Financial Statements




Section II - Unaudited Financial Statements

Statements of Operations, Three and Nine Months ended September 30, 1999

Statement of Cash Flows, Nine Months ended September 30, 1999

Notes to Financial Statements


                               Independent Auditors' Report



The Partners
CARLYLE INCOME PLUS, L.P. - II


     We have audited the financial statements of Carlyle Income Plus, L.P. - II (a limited partnership) as listed in Section I of the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Income Plus, L.P.
- II at September 26, 2000 (immediately prior to final liquidating distribution ) and December 31, 1999, and the results of its operations and its cash flows for the period from January 1, 2000 through September 26, 2000 (immediately prior to final liquidating distribution), in conformity with generally accepted accounting principles.




                                                      KPMG LLP





Chicago, Illinois
November 8, 2000



                                                       CARLYLE INCOME PLUS, L.P.-II
                                                         (A LIMITED PARTNERSHIP)

                                                              BALANCE SHEETS

                                 SEPTEMBER 26, 2000 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                                           AND DECEMBER 31, 1999




                                                                      A s s e t s
                                                                   --------------

                                                                  SEPTEMBER 26,           DECEMBER 31,
                                                                      2000                    1999
                                                                    ---------             ------------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . .  $     1,412,002              2,500,970
   Interest and other receivables. . . . . . . . . . . . . . .              --                   9,713
                                                                     ----------             ----------
   Total current assets. . . . . . . . . . . . . . . . . . . .        1,412,002              2,510,683
                                                                     ----------             ----------
Investment in unconsolidated affiliated
   corporation, at equity. . . . . . . . . . . . . . . . . . .               --                 32,617
                                                                     ----------             ----------
                                                                  $   1,412,002              2,543,300
                                                                     ==========             ==========







                                                       CARLYLE INCOME PLUS, L.P.-II
                                                         (A LIMITED PARTNERSHIP)

                                                              BALANCE SHEETS

                                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                         --------------------------------------------------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .     $       --                  33,261
  Amounts due to affiliates  . . . . . . . . . . . . . . . . .             --                   8,385
                                                                    ----------             ----------
   Total current liabilities . . . . . . . . . . . . . . . . .             --                  41,646
                                                                    ----------             ----------
Commitments and contingencies

Partners' capital accounts (deficits):
   General partners:
      Capital contributions. . . . . . . . . . . . . . . . . .         765,734                 25,000
      Cumulative net earnings (losses) . . . . . . . . . . . .         563,428                809,128
      Cumulative cash distributions. . . . . . . . . . . . . .      (1,329,162)            (1,278,423)
                                                                     ---------              ---------
                                                                           --                (444,295)
                                                                     ---------              ---------
   Limited partners (64,269.53 interests):
      Capital contributions, net of
       offering costs and
       purchase discounts. . . . . . . . . . . . . . . . . . .      55,256,131             55,256,131
      Cumulative net earnings (losses) . . . . . . . . . . . .      13,586,932             13,514,141
      Cumulative cash distributions. . . . . . . . . . . . . .     (67,431,061)           (65,824,323)
                                                                    ----------             ----------
                                                                     1,412,002              2,945,949
                                                                    ----------             ----------
            Total partners' capital accounts . . . . . . . . .       1,412,002              2,501,654
                                                                    ----------             ----------
                                                                 $   1,412,002              2,543,300
                                                                    ==========             ==========

                                               See accompanying notes to financial statements.

                                                       CARLYLE INCOME PLUS, L.P.-II
                                                          (A LIMITED PARTNERSHIP)


                                                         STATEMENTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 26, 2000 AND PERIOD
FROM JANUARY 1, 2000 THOUGH SEPTEMBER 26, 2000
(IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
AND THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,  1999





                                                                             PERIOD FROM
                                                                           JANUARY 1, 2000
                           QUARTER ENDED         THREE MONTHS ENDED             THROUGH         NINE MONTHS ENDED
                       SEPTEMBER 26, 2000        SEPTEMBER 30, 1999          SEPTEMBER 26,      SEPTEMBER 30, 1999
                            (UNAUDITED)              (UNAUDITED)                 2000                (UNAUDITED)

                                -----------------------------------         -------------       ------------------

Income:
 Interest income . . . . . .    $  10,579                   21,918              47,677                  163,519
                                  -------                   -------            -------                  -------
Expenses:
 Professional services . . .       41,875                       --              77,285                   40,400
 General and
    administrative . . . . .       80,799                   13,322             167,443                  110,925
                                  -------                   -------            -------                  -------
                                  122,674                   13,322             244,728                  151,325
                                  -------                   -------            -------                  -------
                                 (112,095)                   8,596            (197,051)                  12,194

                                               CARLYLE INCOME PLUS, L.P.-II
                                                  (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF OPERATIONS - CONTINUED

Partnership's share of
 operations of
 unconsolidated
 affiliated corporation  . . . . . . .            (3,285)         (26,121)         24,142               498,040
                                                 --------       ---------         --------            ---------
 Net operating earnings (loss) . . . .          (115,380)         (17,525)       (172,909)              510,234

Partnership's share of loss on
 sale of investment property by
 unconsolidated affiliated
 corporation . . . . . . . . . . . . .                 --             --               --                (7,141)
                                                  --------       ---------         --------           ---------

 Net earnings (loss) before
  extraordinary items. . . . . . . . .           (115,380)        (17,525)       (172,909)              503,093

Partnership's share of
 extraordinary items of
 unconsolidated affiliated
 corporation . . . . . . . . . . . . .                 --               --              --             (122,456)
                                                 --------         --------         --------            ---------
 Net earnings (loss) . . . . . . . . .         $(115,380)         (17,525)        (172,909)             380,637
                                                 ========         ========         ========            =========


Net earnings (loss) per
  limited partnership interest:

Net operating earnings (loss). . . . .         $      2.81           (.26)            1.13                 7.54
Partnership's share of loss on
 sale of investment property
 by unconsolidated affiliated
 corporation . . . . . . . . . . . . .                  --             --               --                 (.11)
Partnership's share of
 extraordinary items of
 unconsolidated affiliated
 corporation . . . . . . . . . . . . .                  --             --                --               (1.81)
                                                 ---------        --------        ---------            ---------
                                                $     2.81           (.26)             1.13                5.62
                                                 =========        ========        =========            =========
Cash distributions per limited
 partnership interest. . . . . . . . .          $      --              --             25.00              300.00
                                                 =========        ========        =========            =========


                                See accompanying notes to financial statements.

                             CARLYLE INCOME PLUS, L.P. - II
                                 (A LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                  PERIOD FROM JANUARY 1, 2000 THROUGH SEPTEMBER 26, 2000
                  (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                             GENERAL PARTNERS                 LIMITED PARTNERS (64,269.53 INTERESTS)
             ---------------------------------------------    --------------------------------------

                                   NET                                                      NET
                     CONTRI-     EARNINGS        CASH                      CONTRI-      EARNINGS         CASH
                     BUTIONS      (LOSS)     DISTRIBUTIONS     TOTAL       BUTIONS,     (LOSS)      DISTRIBUTIONS    TOTAL
                     -------    ----------   -------------   -----------  -----------   ----------  -------------   -----------
Balance (deficit)
 at January
 1, 2000 . . . . . .  25,000     809,128     (1,278,423)     (444,295)    55,256,131    13,514,141   (65,824,323)  2,945,949
Capital
 contributions . . . 740,734          --             --       740,734
Net earnings
 (loss). . . . . . .      --    (245,700)            --      (245,700)       --             72,791            --      72,791
Cash dis-
 tributions
 ($25.00 per
 limited
 partnership
 interest) . . . . .     --           --        (50,739)      (50,739)       --              --        (1,606,738) (1,606,738)
                     -------      --------       --------     --------     --------        --------    ----------   ----------
Balance (deficit)
 at September
 26, 2000. . . . . .$ 765,734    563,428      (1,329,162)          --    55,256,131     13,586,932    (67,431,061)  1,412,002
                     =======     =========      ========     =========   ===========    ==========    ============  ============

                             See accompanying notes to financial statements.


                                 CARLYLE INCOME PLUS, L.P.-II
                                   (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF CASH FLOWS

                    PERIOD FROM JANUARY 1, 2000 THROUGH SEPTEMBER 26, 2000
                    (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                            AND NINE MONTHS ENDED SEPTEMBER 30, 1999



                                                              PERIOD FROM          NINE MONTHS ENDED
                                                     JANUARY 1, 2000 THROUGH      SEPTEMBER 30, 1999
                                                        SEPTEMBER 26, 2000            (UNAUDITED)
                                                      ----------------------      ------------------

Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . . . . . . . .             $   (172,909)                 380,637
 Items not requiring (providing)
  cash or cash equivalents:
 Partnership's share of operations
  of unconsolidated affiliated
  corporation. . . . . . . . . . . . . . . . . . .                  (24,142)               (498,040)
 Partnership's share of loss on sale of
  investment property by unconsolidated
  affiliated corporation . . . . . . . . . . . . .                       --                   7,141
 Partnership's share of total
  extraordinary items of unconsolidated
  affiliated corporation . . . . . . . . . . . . .                       --                 122,456

Changes in:
 Interest and other receivables. . . . . . . . . .                    9,713                  (3,309)
 Accounts payable. . . . . . . . . . . . . . . . .                  (33,261)                 (4,097)

                            CARLYLE INCOME PLUS, L.P.-II
                            (A LIMITED PARTNERSHIP)
                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                      2000                     1999
                                                                     ------                  -------

 Amounts due to affiliates . . . . . . . . . . . .                   (8,385)                     491
                                                                  ----------              ----------
 Net cash provided by (used in)
  operating activities . . . . . . . . . . . . . .                 (228,984)                   5,279
                                                                  ----------              ----------
Cash flows from investing activities:
 Partnership's dividends from
  unconsolidated affiliated corporation. . . . . .                   56,759               20,031,360
                                                                 ----------               ----------
 Net cash provided by (used in) investing
  activities . . . . . . . . . . . . . . . . . . .                   56,759               20,031,360
                                                                  ----------              ----------
Cash flows from financing activities:
 Contributions from general partners . . . . . . .                  740,734                      --
 Distributions to limited partners . . . . . . . .               (1,606,738)            (19,280,858)
 Distributions to general partners . . . . . . . .                  (50,739)                (16,913)
                                                                  ----------              ----------
 Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . . .                 (916,743)            (19,297,771)
                                                                  ----------             ----------

                          CARLYLE INCOME PLUS, L.P.-II
                              (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS - CONTINUED

 Net increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . . . . .       (1,088,968)                        738,868
 Cash and cash equivalents,
  beginning of year. . . . . . . . . . . . . . . .        2,500,970                       1,194,778
                                                          ---------                       ----------
 Cash and cash equivalents,
  end of period. . . . . . . . . . . . . . . . . .      $ 1,412,002                       1,933,646
                                                          =========                       ==========
Supplemental disclosure of
  cash flow information:
  Cash paid for mortgage and
  other interest . . . . . . . . . . . . . . . . .      $       --                              --
                                                          =========                       ==========
 Non-cash investing and
  financing activities . . . . . . . . . . . . . .      $       --                              --
                                                          =========                       ==========












                                               See accompanying notes to financial statements.

                               CARLYLE INCOME PLUS L.P. - II
                                  (A LIMITED PARTNERSHIP)

                              NOTES TO FINANCIAL STATEMENTS

                 PERIOD FROM JANUARY 1, 2000 THROUGH SEPTEMBER 26, 2000
                   (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION) AND NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)

OPERATIONS AND BASIS OF ACCOUNTING

    General

    The Partnership held (either by purchase of stock or through joint ventures) an equity investment portfolio of real estate in the United States. Business activities consisted of rentals to a variety of commercial and retail entities, rentals to individuals, and the ultimate sale of such real estate.

      The equity method of accounting had been applied in the accompanying financial statements with respect to the Partnership's interest in 1225 Investment Corporation ("1225 Connecticut Avenue, N.W."), whose property was sold in March 1999. Accordingly, the accompanying financial statements do not include the accounts of 1225 Connecticut Avenue, N.W.

    The Partnership's records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP adjustments were not recorded on the records of the Partnership. The net effect of these items for the period from January 1, 2000 through September 26, 2000 (immediately prior to final liquidating distribution) is summarized as follows:


                                                                    TAX BASIS
                                               GAAP BASIS          (Unaudited)
                                             ------------         -----------

[S]                                          [C]                   [C]

Total assets . . . . . . . . . . . . .      $    1,412,002          1,412,002
Partners' capital
 accounts (deficit):
  General Partners . . . . . . . . . . .              --                  --
  Limited Partners . . . . . . . . . . .         1,412,002          1.412,002
Net earnings (loss):
  General Partners . . . . . . . . . . .          (245,700)           (24,622)
  Limited Partners . . . . . . . . . . . . .        72,791         (1,558,672)
Net earnings (loss)
 per limited partnership
 interest. . . . . . . . . . . . . . . . . .          1.13             (24.25)
                                                ===========       ===========

       The net earnings (loss) per limited partnership interest ("Interest") is based upon the number of Interests outstanding at the end of each period (64,269.53). Also, because net earnings (loss) was computed immediately prior to dissolution, Holders of Interests may have an additional capital gain or loss on dissolution depending on the Holders' basis for Federal income tax purposes.

       The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affected the reported or disclosed amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

       Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions or dividends from unconsolidated investments were considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership recorded amounts held in U.S. Government obligations at cost, which approximated market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none at September 26,2000 and $2,300,000 at December 31, 1999) as cash equivalents, which included investments in an institutional mutual fund which held United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

       No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

INVESTMENT PROPERTIES

       The Partnership had acquired, either by purchase of stock or through joint ventures, interests in an apartment building, a shopping center and an office building. All of the properties have been sold. Under certain circumstances, the Partnership may have been required to make cash contributions to the ventures either pursuant to the venture agreements or due to the Partnership's obligations as a general partner. The cost of the investment properties represented the total cost to the Partnership plus certain acquisition costs.

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

         The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 required that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would have been the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale when the Partnership had committed to a plan to sell such property and active marketing activity' had commenced or was expected to commence in the near term. The Partnership and its unconsolidated affiliated corporation had committed to such a plan as of December 31, 1996 for 1225 Connecticut Avenue, N.W. office building, which was sold in March 1999.

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

         The accompanying financial statements include $24,142 and $498,040, respectively, of the Partnership's share of total operations of $63,000 and $1,144,000 for the period from January 1, 2000 through September 26, 2000 (immediately prior to final liquidating distribution) and the nine months ended September 30, 1999 of unconsolidated properties sold or held for sale or disposition.

         JMB/LANDINGS

         In August 1988, the Partnership, through JMB/Landings Associates, a joint venture partnership with Carlyle Income Plus, Ltd. ("CIP-I"), another partnership sponsored by the General Partners of the Partnership, acquired a 50% interest in The Landings Shopping Center, located in Sarasota, Florida. JMB/Landings sold this property in December 1997.

         CIP/ASHBY

         In February 1990, the Partnership, through CIP/Ashby, a joint venture partnership with CIP-I, acquired a 69% interest in The Ashby at McLean Apartments, located in McLean, Virginia. CIP/Ashby sold this property in August 1996.

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

         1225 Investment Corporation purchased 1225 Connecticut Avenue, N.W. office building for a purchase price of approximately $54,125,000, including the assumption of existing indebtedness of $2,700,000. The Partnership contributed $24,000,000 for its approximate 44% interest in the stock of 1225 Investment Corporation. 1225 Investment Corporation qualified as a real estate investment trust ("REIT") pursuant to sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Partnership received approximately 44% of 1225 Investment Corporation's dividends. Such dividends distributed from operations generally constituted taxable income to the Partnership.

         In January 1994, 1225 Investment Corporation refinanced the existing mortgage loan (which had an outstanding principal balance of approximately $1,667,000 and which was secured by the property) with a mortgage loan in the amount of $7,000,000, which was scheduled to mature in February 2001. 1225 Investment Corporation used the approximately $5,300,000 of loan proceeds to partially fund tenant improvement costs, as required by certain tenant leases at the property.
         As the 1225 Investment Corporation had committed to a plan to sell the property, the property was classified as held for sale as of December 31,
1996 and, therefore, was not subject to continued depreciation as of that
date.    1225 Investment Corporation began marketing the 1225 Connecticut
Avenue office building for sale during the second quarter of 1998.

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

         In response to the uncertainty relating to the Partnership's ability to recover the net carrying value of its investment in its unconsolidated affiliated corporation, 1225 Investment Corporation, through future operations and sale during the estimated holding period, the Partnership recorded, as a matter of prudent accounting practice for financial reporting purposes, a provision for value impairment of such investment of $241,000 as of December 31, 1998. Such provision was recorded to reduce the net carrying value of the investment to its the then estimated fair value.

         The property was managed by a third party management company for a fee equal to 2.5% of the property's gross operating receipts.

         In March 1999 1225 Investment Corporation executed an agreement with BRE/Connecticut L.L.C. for the sale of 1225 Connecticut Avenue, N.W. office building. On March 29, 1999, 1225 Investment Corporation completed the sale of the 1225 Connecticut Avenue, N.W. office building for a sale price of $52,960,000, paid in cash at closing (subject to adjustment for selling costs of approximately $1,103,000 and operating prorations of approximately $515,000). The Partnership's share of the sale proceeds, after payment by 1225 Investment Corporation to retire the existing mortgage indebtedness (scheduled to mature in February 2001) with a principal balance of $7,000,000 and payment of the associated prepayment penalty of approximately $247,000, was approximately $19,420,000. The sale resulted in no significant gain or loss on sale for financial reporting purposes to 1225 Investment Corporation, primarily as a result of value impairment provisions totaling $7,765,956 recorded by 1225 Investment Corporation in 1996 and 1998 (of which the Partnership's share was $3,381,297). 1225 Investment Corporation recognized a loss on sale in 1999 for Federal income tax purposes of approximately $2,100,000, and the Partnership is expected to recognize a loss in 2000 for Federal income tax purposes on its investment in its unconsolidated affiliated corporation, 1225 Investment Corporation (which dissolved in August 2000), of approximately $1,400,000.

      In connection with the sale of this property, as is customary in such transactions, 1225 Investment Corporation agreed to certain representations and warranties with a stipulated survival period which expired, with no liability to 1225 Investment Corporation, as scheduled on December 10, 1999.

      The Partnership received a dividend from cash flow from operations of $435,360 from 1225 Investment Corporation in February 1999. In April 1999, the Partnership received a dividend of $19,596,000 from 1225 Investment Corporation, of which $18,987,600 represented the Partnership's share of current distributable proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $608,400 represented the Partnership's share of cash flow from operations. In December 1999, after the expiration of the aforementioned survival period for representations and warranties, the Partnership received a dividend of $573,120 from 1225 Investment Corporation, of which $435,360 represented the Partnership's residual share of proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $137,760 represented the Partnership's share of cash flow from operations. The Partnership received a final dividend from 1225 Investment Corporation of $56,759 in August 2000.

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

      In February 2000, the Partnership made a cash distribution of $1,606,738 ($25.00 per Interest) to the holders of Interests, which included $10 per Interest from the proceeds of the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building and $15 per Interest from cash flow from operations and reserves, including those from offering proceeds. The Partnership also paid a distribution of $50,739 to the General Partners, which represented their share of cash flow from operations and reserves, including those from offering proceeds. The General Partners did not receive any distributions of proceeds from sale, as the subordination requirements of the Partnership Agreement necessary for the retention of sales proceeds by the General Partners were not met.

PARTNERSHIP AGREEMENT

      Pursuant to the terms of the Partnership Agreement, profits and losses of the Partnership from operations generally were allocated first to the General Partners in an amount equal to the greater of the General Partners' share of "Disbursable Cash" (as described below) or 1%. However, during 2000, a reallocation of prior years' operating losses was made among the partners for financial reporting purposes only. Such reallocation did not have an effect on total assets, total partners' capital or net earnings. Profits from the sale or other disposition of investment properties generally were allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions of the proceeds of any such sale or other disposition (as described below) or 1% of the total profits from any such sale or other disposition, plus an amount which would reduce deficits (if any) in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale or other disposition of investment properties generally were allocated 1% to the General Partners.

      The General Partners made initial capital contributions of $25,000. Pursuant to the terms of the Partnership Agreement, the General Partners also were required to contribute a total of $740,734 to the Partnership upon liquidation of the Partnership, such amount representing the restoration of the deficit balances in the General Partners' tax basis capital accounts. "Disbursable Cash" of the Partnership was to be distributed 93% to the Holders of Interests and 7% to the General Partners; provided, however, that receipt by the General Partners of two of such seven percentage points of disbursable cash otherwise distributable to them in any fiscal year was subject to receipt by the Holders of Interests of a 6% return for such year on their "Average Adjusted Capital Contribution" on a noncumulative basis. Distributions of "Sale Proceeds" were to be initially allocated 99% to the Holders of Interests and 1% to the General Partners. However, upon the completion of the liquidation of the Partnership and final distribution of all Partnership funds, all previous distributions of sale proceeds to the General Partners were to be repaid to the Partnership to the extent that the Holders of Interests had not received sale proceeds equal to their initial capital investment plus a 6% return thereon (as defined). After receipt by the Holders of Interests of such preferred return, further distributions of sale proceeds were to be allocated to the General Partners until the General Partners had received distributions in an amount equal to 3% of the aggregate selling prices of all properties sold, with the remaining balance to be distributed 85% to the Holders of Interests and 15% to the General Partners; provided, however, that such 3% and 15% of sale proceeds distributable to the General Partners were subordinate to the Holders of Interests' receipt of a 9% return on their investment. Since the Holders of Interests did not receive an amount equal to their initial contributed capital from the aggregate sale proceeds of all of the Partnership's investment properties, the General Partners did not receive their share of any distributions of proceeds from sales.

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

      The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the period from January 1, 2000 through September 26,2000 (immediately prior to final liquidating distribution) and for the nine months ended September 30, 1999 were as follows:


                                                                                                                       UNPAID AT
                                                                                                                     SEPTEMBER 26,
                                                                                   2000             1999                  2000
                                                                               --------           --------             -----------

Insurance commissions. . . . . . . . . . . . . .                             $      338                452                  --
Reimbursement (at cost) for
 accounting services . . . . . . . . . . . . . .                                 16,561              1,193                  --
Reimbursement (at cost) for
 portfolio management services . . . . . . . . .                                  4,722             15,985                  --
Reimbursement (at cost) for
 legal services. . . . . . . . . . . . . . . . .                                  4,805              3,962                  --
Reimbursement (at cost) for
 administrative charges and
 other out-of-pocket-expenses  . . . . . . . . .                                  2,097              2,097                  --
Partnership winding up fee . . . . . . . . . . .                                  1,037                --                   --
                                                                               --------           --------              ---------
                                                                              $  29,560             23,689                   --
                                                                               ========           ========              =========


________



                               CARLYLE INCOME PLUS L.P. - II
                                  (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS (CONTINUED)


       In connection with its winding up, the Partnership entered into an agreement (the "Winding Up Agreement") with the Corporate General Partner pursuant to which the Corporate General Partner generally assumed the obligation to pay or otherwise discharge expenses and liabilities of the Partnership not otherwise paid, discharged or provided for by the Partnership, including contingent liabilities of the Partnership that may arise after its winding up. In consideration of such assumption, the Partnership paid the Corporate General Partner approximately $1,037 in cash and transferred to the Corporate General Partner the Partnership's contingent rights, if any to indemnification or reimbursement, including coverage and benefits under contracts of insurance and certain other rights to receive or collect amounts, if any, that may be payable to the Partnership.


SUMMARY OF JOINT VENTURE INVESTMENTS

       Summary income statement information for 1225 Investment Corporation for the period from January 1, 2000 through September 26, 2000 and the nine months ended September 30, 1999 is as follows:
                                             2000               1999
                                          ---------          ---------
  Total income . . . . . . . . . . .     $   76,000         2,070,000
                                          =========          =========
  Operating earnings . . . . . . . .     $   63,000         1,144,000
                                          =========          =========
 Partnership's share of
   earnings. . . . . . . . . . . . .      $  24,142           498,040
                                          =========          =========
 Gain (loss) on sale of
   investment property . . . . . . .     $      --            (16,402)
                                          =========         ==========
 Partnership's share of gain
  (loss) on sale of
  investment property. . . . . . . .     $     --              (7,141)
                                          ==========        ==========
 Extraordinary items . . . . . . . .     $     --            (281,281)
                                          ==========        ==========
 Partnership's share of
  extraordinary items. . . . . . . .      $     --           (122,456)
                                          ==========        ==========
SUBSEQUENT EVENT

    The Partnership made a final liquidating cash distribution of $1,412,002 ($21.97 per Interest) to its Holders of Interests and wound up its affairs effective September 26, 2000.

ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures for the quarter ended September 26, 2000, the period from January 1, 2000 through September 26, 2000 and for the three and nine months ended September 30, 1999.

[FN]



PART I.  FINANCIAL INFORMATION

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    Reference is made to the notes to the accompanying financial statements for information concerning the Partnership's investment in 1225 Investment Corporation.

    On March 29, 1999, 1225 Investment Corporation completed the sale of the 1225 Connecticut Avenue, N.W. office building for a sale price of $52,960,000, payable in cash at closing (subject to adjustment for selling costs of approximately $1,103,000 and operating prorations of approximately $515,000). The Partnership's share of the sale proceeds, after payment by 1225 Investment Corporation to retire the existing mortgage indebtedness (scheduled to mature in February 2001) with a principal balance of $7,000,000 and payment of the associated prepayment penalty of approximately $247,000, was approximately $19,420,000. The sale resulted in no significant gain or loss on sale for financial reporting purposes to 1225 Investment Corporation, primarily as a result of value impairment provisions totaling $7,765,956 recorded by 1225 Investment Corporation in 1996 and 1998 (of which the Partnership's share was $3,381,297). 1225 Investment Corporation recognized a loss on sale in 1999 for Federal income tax purposes of approximately $2,100,000, and the Partnership is expected to recognize a loss in 2000 for Federal income tax purposes on its investment in its unconsolidated affiliated corporation, 1225 Investment Corporation (which dissolved in August 2000), of approximately $1,400,000.

      In connection with the sale of this property, as is customary in such transactions, 1225 Investment Corporation agreed to certain representations and warranties with a stipulated survival period which expired, with no liability to 1225 Investment Corporation, as scheduled on December 10, 1999.

      The Partnership received a dividend from cash flow from operations of $435,360 from 1225 Investment Corporation in February 1999. In April 1999, the Partnership received a dividend of $19,596,000 from 1225 Investment Corporation, of which $18,987,600 represented the Partnership's share of current distributable proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $608,400 represented the Partnership's share of cash flow from operations. In December 1999, after the expiration of the aforementioned survival period for representations and warranties, the Partnership received a dividend of $573,120 from 1225 Investment Corporation, of which $435,360 represented the Partnership's residual share of proceeds from the sale of the 1225 Connecticut Avenue, N.W. office building and $137,760 represented the Partnership's share of cash flow from operations. The Partnership received a final dividend from 1225 Investment Corporation in the amount of $56,759 in August 2000.


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

      In February 2000, the Partnership made a cash distribution of $1,606,738 ($25.00 per Interest) to the Holders of Interests, which included $10 per Interest from the proceeds of the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building and $15 per Interest from cash flow from operations and reserves, including those from offering proceeds. The Partnership also paid a distribution of $50,739 to the General Partners, which represented their share of cash flow from operations and reserves, including those from offering proceeds. The General Partners did not receive any distributions of proceeds from sale, as the subordination requirements of the Partnership Agreement necessary for the retention of sales proceeds by the General Partners were not met.

      With the sale of the 1225 Connecticut Avenue, N.W. office building, the Partnership has sold its interest in its last investment property. 1225 Investment Corporation paid its final dividends and was dissolved in August 2000.

      Pursuant to the terms of the Partnership Agreement, the General Partners were required to contribute a total of $740,734 to the Partnership upon liquidation of the Partnership, such amount representing the restoration of the deficit balances in the General Partners' tax basis capital accounts.

      The Partnership made a final liquidating cash distribution of $1,412,002 ($21.97 per Interest) to its Holders of Interests and wound up its affairs effective September 26, 2000. However, the Partnership's goal of capital appreciation was not achieved. Aggregate sale distributions received by Holders of Interests over the entire term of the Partnership were less than their original investment.

      In connection with its winding up, the Partnership entered into an agreement (the "Winding Up Agreement") with the Corporate General Partner pursuant to which the Corporate General Partner generally assumed the obligation to pay or otherwise discharge expenses and liabilities of the Partnership not otherwise paid, discharged or provided for by the Partnership, including contingent liabilities of the Partnership that may arise after its winding up. In consideration of such assumption, the Partnership paid the Corporate General Partner approximately $1,037 in cash and transferred to the Corporate General Partner the Partnership's contingent rights, if any, to indemnification or reimbursement, including coverage and benefits under contracts of insurance and certain other rights to receive or collect amounts, if any, that may be payable to the Partnership.

      The Partnership's annual report for 2000, which will include audited financial statements as of September 26, 2000 and for the period from January 1, 2000 through September 26, 2000, will be sent to all investors of the Partnership. As a consequence of the winding up of the Partnership's affairs, there will be no further periodic reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

      The decrease in cash and cash equivalents at September 26, 2000 as compared to December 31, 1999 is due primarily to the Partnership's cash distribution in February 2000 of $1,606,738 ($25 per Interest) to the Holders of Interests, which included $10 per Interest from the proceeds of the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building and $15 per Interest from cash flow operations and reserves, including those from offering proceeds. The Partnership also made a cash distribution in February 2000 of $50,739 to the General Partners, which represented their share of cash flow from operations and reserves, including those from offering proceeds. The General Partners did not receive any distributions of proceeds from sale of the Partnership's assets, as the subordination requirements of the Partnership Agreement necessary for the retention of sales proceeds by the General Partners were not met. The aforementioned decrease in cash and cash equivalents was offset in part by the General Partners' capital contributions totaling $740,734 upon liquidation of the Partnership in September 2000. Such amount represented the restoration of the deficit balances in the General Partners' tax basis capital accounts, pursuant to the terms of the Partnership Agreement.

      The decrease in Partnership's investment in unconsolidated affiliated corporation, at equity at September 26, 2000 as compared to December 31, 1999 is due primarily to the Partnership's receipt in August 2000 of its final dividend from 1225 Investment Corporation in the amount of $56,759. This decrease was offset in part by the Partnership's share of operations in 2000 of 1225 Investment Corporation in the amount of $24,142.

      The decrease in interest income for the period from January 1, 2000 through September 26, 2000 as compared to the nine months ended September 30, 1999 is attributable primarily to interest earned in 1999 on the Partnership's share of distributable proceeds received from the March 1999 sale of the 1225 Connecticut Avenue office building by 1225 Investment Corporation prior to the distribution to the Holders of Interests in May 1999.

      The increase in fees for professional services and in general and administrative expenses for the quarter ended September 26, 2000 and period from January 1, 2000 through September 26, 2000 as compared to the three and nine months ended September 30, 1999 is attributable primarily to payments made during the quarter ended September 26, 2000 representing final Partnership fees and expenses, as the Partnership made its final liquidating distribution and wound up its affairs effective September 26, 2000.

      The decrease in Partnership's share of operations of unconsolidated affiliated corporation for the period from January 1, 2000 through September 26, 2000 as compared to the nine months ended September 30, 1999 is attributable primarily to the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building.

      Partnership's share of loss on sale of investment property by unconsolidated affiliated corporation for the nine months ended September 30, 1999 is attributable to the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building.

      Partnership's share of extraordinary items of unconsolidated affiliated corporation for the nine months ended September 30, 1999 is due to the payment of a prepayment penalty associated with the retirement of the existing mortgage indebtedness by 1225 Investment Corporation funded by a portion of the sale proceeds from the March 1999 sale of the 1225 Connecticut Avenue, N.W. office building and the write-off of unamortized deferred financing costs.

INFLATION

      Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on the operations of the Partnership. Inflation in future periods is not applicable since the Partnership wound up its affairs effective September 26, 2000.
PART II.  OTHER INFORMATION

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits


    3.1 Agreement of Limited Partnership is set forth as Exhibit A of the Partnership's Prospectus, which is incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 33-19463) dated May 24, 1988.

    3.2 Assignment Agreement is hereby incorporated by reference to Exhibit B of the Partnership's Prospectus which is incorporated herein by reference to Exhibit 4.1 of the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-17705) dated March 25, 1994.

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


                                           CARLYLE INCOME PLUS, L.P.-II

                                           BY:    JMB Realty Corporation
                                                  (Corporate General Partner)




                                           By:    Gailen J. Hull,
                                                  Senior Vice President
                                                  Date:  November 10, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                           By:    Gailen J. Hull,
                                                  Principal Accounting Officer
                                                  Date:   November 10, 2000